Form 10-Q
period 2022-03-31
Larkspur Health Acquisition Corp.
filed 2022-05-13
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-41184

LARKSPUR HEALTH Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-2685744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Somerset Corporate Blvd., 2nd Floor Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 310-0722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and three-fourths of one Redeemable Warrant	LSPRU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	LSPR	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	LSPRW	The Nasdaq Stock Market LLC

Class B Common Stock, $0.0001 per share	[ ]	[ ]

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

As of May 12, 2022 there were 8,087,431 shares of Class A common stock, par value $0.0001 per share and 1,941,790 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LARKSPUR HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION		1

ITEM 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of March 31, 2022 (Unaudited)	1

	Condensed Statements of Operations for the Three Months ended March 31, 2022 (Unaudited) and the period March 17, 2021 (inception) through March 31, 2022 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for the Three Months ended March 31, 2022 (Unaudited) and the period March 17, 2021 (inception) through March 31, 2022 (Unaudited)	3

	Condensed Statement of Cash Flows for the Three Months ended March 31, 2022 and for the period March 17, 2021 (inception) through March 31, 2022 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	21

ITEM 4.	Controls and Procedures	21

PART II – OTHER INFORMATION		22

ITEM 1A.	Risk Factors	22

ITEM 1B.	Legal Proceedings	22

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

ITEM 3.	Defaults Upon Senior Securities	22

ITEM 4.	Mine Safety Disclosures	22

ITEM 5.	Other Information	22

ITEM 6.	Exhibits	23

SIGNATURES		24

i

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$830,224	$928,389
Prepaid expenses	225,000	251,800
Total Current Assets	1,055,224	1,180,189
Prepaid expenses	167,267	213,168
Investments held in Trust Account	78,452,760	75,750,000
Total Assets	$79,673,282	$77,143,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$828,460	$200,247
Derivative liability	-	76,588
Total Current Liabilities	828,460	276,835
Business combination fee payable	3,375,000	3,375,000
Total Liabilities	4,203,460	3,651,835

Commitments and contingencies (Note 6)
Class A common stock subject to possible redemption; 7,767,159 shares and 7,500,000 shares (redemption value of $10.10 per share)	78,448,306	75,750,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 320,272 issued and outstanding	32	32
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,941,790 and 2,156,250 shares issued and outstanding	194	216
Additional paid-in capital	22	—
Accumulated deficit	(2,978,754)	(2,258,726)
Total Stockholders’ Deficit	(2,978,484)	(2,258,478)
Total Liabilities and Stockholders’ Deficit	$79,673,282	$77,143,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the period from March 17, 2021 (Inception) through March 31, 2021

Formation and operating costs	$801,048	$1,106
Operating loss	(801,048)	(1,106)

Interest income on assets held in the Trust	4,454	-
Change in fair value of derivative liability	76,588	-
Total other income	81,042	-

Net loss	$(720,006)	$(1,106)

Class A Common Stock – Weighted average shares outstanding, basic and diluted	8,072,272	-
Class A Common Stock – Basic and diluted net loss per common share	$(0.07)	$-
Class B Common Stock – Weighted average shares outstanding, basic and diluted	1,938,038	1,875,000
Class B Common Stock – Basic and diluted net loss per common share	$(0.07)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance, March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,156,250	216	24,784	(24,333)	—	667
Net loss	—	—	—	—	—	—	(1,106)	(1,106)
Balance, March 31, 2021	—	$—	2,156,250	$216	$24,784	$(24,333)	$(1,106)	$(439)

(1)	Includes an aggregate of up to 281,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance, January 1, 2022	317,600	$32	2,156,250	$216	$—	$—	$(2,258,726)	$(2,258,478)
Forfeit of shares upon partial exercise of over allotment option	—	—	(214,460)	(22)	22	—		—
Issuance of shares upon partial exercise of over allotment option	2,672	—
Net loss	—	—	—	—	—	—	(720,006)	(720,006)
Balance, March 31, 2022	320,272	$32	1,941,790	$194	$22	$—	$(2,978,754)	$(2,978,484)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the period from March 17, 2021 (Inception) through March 31, 2021
Cash flows from operating activities:
Net loss	$(720,006)	$(1,106)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned on Trust assets	(4,454)	-
Changes in operating assets and liabilities:
Accrued formation costs	-	1,106
Prepaid expenses	74,670	-
Derivative liability	(76,588)	-
Accrued expenses	628,213	-
Net cash used in operating activities	(98,165)	-

Cash flows from investing activities:
Cash deposited into Trust account	(2,698,306)	-
Net cash used in investing activities	(2,698,306)	-

Cash flows from financing activities:
Sales of units in public offering	2,698,306	-
Proceeds from issuance of Class B common stock	-	667
Net cash provided by financing activities	2,698,306	667

Net change in cash	$(98,165)	$667
Cash at beginning of period	928,389	-
Cash at end of period	$830,224	$667

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$-	$227,837
Initial classification of potentially redeemable Class A common stock	$2,698,306	$-
Class B common stock issued for subscription receivables	$-	$24,333

The accompanying notes are an integral part of these financial statements.

LARKSPUR HEALTH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from March 17, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

On January 6, 2022 the underwriters partially exercised the over-allotment option for 267,159 units. The issuance of the units resulted in gross proceeds of $2.7 million. The remaining units expired on February 6, 2022, which resulted in the forfeiture of 214,460 founders’ shares.

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014- 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

The accompanying unaudited financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K.

In the opinion of the Company’s management, the unaudited financial statements as of March 31, 2022 and for the three months ended March 31, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of March 31, 2022 and its results of operations and cash flows for the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments held in Trust Account

At March 31, 2022, the Company had $78,452,760 in Investments held in the Trust Account. The Company classifies these investments as trading securities which are recorded at fair value with realized and unrealized gains and losses recorded in the statement of operations.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022
	Class A	Class B
	Common Stock	Common Stock
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(580,610)	$(139,396)
Denominator:
Basic and diluted weighted average shares outstanding	8,072,272	1,938,038
Basic and diluted net loss per common share	$(0.07)	$(0.07)

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$78,452,760	$75,750,000

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $78,448,306 and $75,750,000, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

On January 6, 2022 the underwriters partially exercised the over-allotment option for 267,159 units. The issuance of the units resulted in gross proceeds of $2.7 million. The remaining units expired on February 6, 2022, which resulted in the forfeiture of 214,460 founders’ shares.

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

NOTE 5 — RELATED PARTIES

Founder Shares

During the period ended December 31, 2021, the Sponsor’s investors received a total of 2,156,250 of the Company’s Class B common stock (as adjusted, the “Founder Shares”) for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 281,250 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the number of Founder Shares will equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares of common stock after the Initial Public Offering. On January 6, 2022 the underwriters partially exercised the over-allotment option for 267,159 units. The issuance of the units resulted in gross proceeds of $2.7 million. The remaining units expired on February 6, 2022, which resulted in the forfeiture of 214,460 founders shares.

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

Promissory Note

On May 7, 2021, the Company issued unsecured promissory notes to the Sponsor’s investors, which were amended and restated on October 7, 2021 (the “Promissory Notes”), pursuant to which the Company may borrow up to an aggregate principal amount of $750,000. The Promissory Notes are non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. Upon closing the Initial Public Offering in December the Promissory Notes were converted into Class A Common Stock.

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 5 — RELATED PARTIES (cont.)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by the Promissory Notes. The notes may be repaid upon completion of a Business Combination, without interest. Such Units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Accounting Services

A firm owned by the Company’s Chief Financial Officer has an agreement to provide accounting and financial consulting services to the Company. The Company did not incur any costs for the period from March 17, 2021 (Inception) through March 31, 2021. The Company incurred $5,250 of costs during the three months ended March 31, 2022. There is no amount outstanding as of March 31, 2022 or December 31, 2021.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. It is recorded as a $0 and $76,588 liability at March 31, 2022 and December 31, 2021. On January 6, 2022 the underwriters partially exercised the over-allotment option for 267,159 units. The issuance of the units resulted in gross proceeds of $2.7 million. The remaining units expired on February 6, 2022, which resulted in the forfeiture of 214,460 founders’ shares.

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 317,600 shares of Class A common stock issued and outstanding (excluding 7,767,159 and 7,500,000 shares accounted for as temporary equity).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 1,941,790 and 2,156,250 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholder agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.

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

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a newly organized blank check company, incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus our search for prospects within the biotechnology sector in the United States. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

For the three-month period ended March 31, 2022, we had a net loss of $720,006, which consists primarily of formation and operating costs of $801,048, partially offset by change in fair value of derivative liability of $76,588.

Liquidity and Capital Resources

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

On January 6, 2022, we issued an additional 267,159 units and 2,672 placement units in connection with the exercise of the underwriters’ over-allotment option, generating an additional $2,698,306 of gross proceeds.

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

There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued

For the three months ended March 31, 2022, the net decrease in cash was $98,165. For the same period, cash used in operating activities was $98,165, primarily as a result of a net loss of $720,006 partially offset by a change in accrued liabilities of $628,213. Cash used in investing activities was $2,698,306, used for cash deposited into the Trust, and cash provided by financing activities was $$2,698,306 and primarily relates to the underwriters partial exercise of the over allotment option

.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

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

Our sponsors have agreed to waive their redemption rights with respect to their founder shares (i) in connection with the consummation of a business combination, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our charter prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 12 months from the completion of the IPO (or up to 18 months from the closing of the IPO, at the election of the Company, in two separate three month extensions subject to satisfaction of certain conditions, including the deposit $776,716 ($0.10 per unit) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) and (iii) if we fail to consummate a business combination within 12 months from the completion of the IPO (or up to 18 months from the closing of the IPO at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit $776,716 ($0.10 per unit) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation) or if we liquidate prior to the expiration of the 12-month period (or up to 18-month period). However, our initial stockholders will be entitled to redemption rights with respect to any public shares held by them if we fail to consummate a business combination or liquidate within the 12-month period (or up to 18-month period). In addition, the representative has agreed (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 12 months from the closing of the IPO (or up to 18 months from the closing of the IPO at the election of the Company in two separate three month extensions subject to satisfaction of certain conditions, including the deposit of $776,716 ($0.10 per unit) for each three month extension, into the trust account, or as extended by the Company’s stockholders in accordance with our amended and restated certificate of incorporation).

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $78,448,306 and $75,750,000, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in the Registration Statement. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in the Registration Statement.

ITEM 1B. LEGAL PROCEEDINGS

There is no material current litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) Exhibit Index

Exhibit	Description
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 12, 2022	Larkspur Health Acquisition Corp.

	By:	/s/ Daniel J. O’Connor
	Name:	Daniel J. O’Connor
	Title:	Chief Executive Officer (Principal Executive Officer)