Form 10-Q
period 2022-06-30
Larkspur Health Acquisition Corp.
filed 2022-08-15
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022 there were 8,087,431 shares of Class A common stock, par value $0.0001 per share and 1,941,790 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

LARKSPUR HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION		1

ITEM 1.	Condensed Financial Statements	1

	Condensed Balance Sheet as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Condensed Statements of Operations (Unaudited) for the Three and Six Months ended June 30, 2022 and the Three Months ended June 30, 2021 and the period March 17, 2021 (inception) through June 30, 2022	2

	Condensed Statements of Changes in Shareholders’ Deficit (Unaudited) for the Six Months ended June 30, 2022 and the period March 17, 2021 (inception) through June 30, 2022	3

	Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and for the period March 17, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4.	Controls and Procedures	22

PART II – OTHER INFORMATION		23

ITEM 1.	Legal Proceedings	23

ITEM 1A.	RISK FACTORS	23

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Mine Safety Disclosures	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

SIGNATURES		24

i

PART I

FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$340,039	$928,389
Prepaid expenses	226,526	251,800
Total Current Assets	566,565	1,180,189
Prepaid expenses	102,209	213,168
Investments held in Trust Account	78,557,873	75,750,000
Total Assets	$79,226,647	$77,143,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued expenses	$775,464	$200,247
Derivative liability	-	76,588
Total Current Liabilities	775,464	276,835
Business combination fee payable	3,375,000	3,375,000
Total Liabilities	4,150,464	3,651,835

Commitments and contingencies (Note 6)
Class A common stock subject to possible redemption; 7,767,159 shares and 7,500,000 shares (redemption value of $10.10 per share)	78,448,306	75,750,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 320,272 issued and outstanding	32	32
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,941,790 and 2,156,250 shares issued and outstanding	194	216
Additional paid-in capital	22	—
Accumulated deficit	(3,372,371)	(2,258,726)
Total Stockholders’ Deficit	(3,372,123)	(2,258,478)
Total Liabilities and Stockholders’ Deficit	$79,226,647	$77,143,357

The accompanying notes are an integral part of these unaudited condensed financial statements.

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	period from March 17, 2021 (inception) through June 30, 2021

Formation and operating costs	$498,752	$789	$1,299,800	$1,895
Operating loss	(498,752)	(789)	(1,299,800)	(1,895)

Interest income on assets held in Trust	105,113	-	109,567	-
Change in fair value of derivative liability	-	-	76,588	-
Total other income	105,113	-	186,155	-
Net loss	$(393,639)	$(789)	$(1,113,645)	$(1,895)
Class A Common Stock - Weighted average shares outstanding, basic and diluted	8,087,431	-	8,079,936	-
Class A Common Stock - Basic and diluted net loss per common share	$(0.04)	$-	$(0.11)	$-
Class B Common Stock - Weighted average shares outstanding, basic and diluted	1,941,790	1,875,000	1,939,935	1,875,000
Class B Common Stock - Basic and diluted net loss per common share	$(0.04)	$(0.00)	$(0.11)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For The Period March 17, 2021( Inception) Through June 30, 2021 and	Class A Common Stock		Class B Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
For The Three Months Ended June 30, 2021	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance, March 17, 2021 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)	—	—	2,156,250	216	24,784	(24,333)	—	667
Net loss	—	—	—	—	—	—	(1,106)	(1,106)
Balance, March 31, 2021	—	—	2,156,250	216	24,784	(24,333)	(1,106)	(439)
Net loss	—	—	—	—	—	—	(789)	(789)
Balance, June 30, 2021	—	$—	2,156,250	$216	$24,784	$(24,333)	$(1,895)	$(1,228)

(1)	Includes an aggregate of up to 281,250 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Notes 5 and 7).

For The Three and	Class A Common Stock		Class B Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
Six Months Ended June 30, 2022	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Deficit
Balance, January 1, 2022	317,600	$32	2,156,250	$216	$—	$—	$(2,258,726)	$(2,258,478)
Forfeit of shares upon partial exercise of over allotment option	—	—	(214,460)	(22)	22	—		—
Issuance of shares upon partial exercise of over allotment option	2,672	—
Net loss	—	—	—	—	—	—	(720,006)	(720,006)
Balance, March 31, 2022	320,272	32	1,941,790	194	22	—	(2,978,732)	(2,978,484)
Net loss	—	—	—	—	—	—	(393,639)	(393,639)
Balance, June 30, 2022	320,272	$32	1,941,790	$194	$22	$—	$(3,372,371)	$(3,372,123)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LARKSPUR HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the period from March 17, 2021 (Inception) through June 30, 2021
Cash flows from operating activities:
Net loss	$(1,113,645)	$(1,895)
Adjustments to reconcile net loss to net cash used in operating activities
Interest income earned on Trust assets	(109,567)	-
Deferred offering costs paid	-	(47,848)
Changes in operating assets and liabilities:
Accrued formation costs	-	1,668
Prepaid expenses	136,233	-
Derivative liability	(76,588)	-
Accrued expenses	575,217	-
Net cash used in operating activities	(588,350)	(48,075)

Cash flows from investing activities:
Cash deposited into Trust account	(2,698,306)	-
Net cash used in investing activities	(2,698,306)	-

Cash flows from financing activities:
Sales of units in public offering	2,698,306	-
Advance from related party	-	9,410
Proceeds from issuance of note payable – related party	-	719,084
Proceeds from issuance of Class B common stock	-	22,063
Net cash provided by financing activities	2,698,306	750,557

Net change in cash	$(588,350)	$702,482
Cash at beginning of period	928,389	-
Cash at end of period	$340,039	$702,482

Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$-	$272,759
Initial classification of potentially redeemable Class A common stock	$2,698,306	$-
Class B common stock issued for subscription receivables	$-	$2,937

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from March 17, 2021, and consummation of its initial Business Combination (inception) through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN (cont.)

Going Concern Consideration

In connection with the Company’s assessment of going concern considerations in accordance with Account Standards Update (“ASU”) 2014- 15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the combination period is less than one year from the date of the issuance of the financial statements. There is no assurance that the Company’s plans to consummate a business combination will be successful within or the Company’s available funds will be sufficient to fund our operations through the combination period. As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued as well as the liquidity to fund operations. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

In the opinion of the Company’s management, the unaudited financial statements as of June 30, 2022 and for the three and six months ended June 30, 2022 include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2022 and its results of operations and cash flows for the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2022 or any future interim period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Investments held in Trust Account

At June 30, 2022, the Company had $78,557,873 in Investments held in the Trust Account. The Company classifies these investments as trading securities which are recorded at fair value with realized and unrealized gains and losses recorded in the statement of operations.

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	For the Three Months		For the Six Months
	Ended June 30, 2022		Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	(317,424)	(76,214)	(898,034)	(215,611)
Denominator:
Basic and diluted weighted average common shares outstanding	8,087,431	1,941,790	8,079,936	1,939,935
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.11)	$(0.11)

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$78,557,873	$75,750,000

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $78,448,306 and $75,750,000, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 5 — RELATED PARTIES (cont.)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by the Promissory Notes. The notes may be repaid upon completion of a Business Combination, without interest. Such Units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there was no amount outstanding under the Working Capital Loans.

Accounting Services

A firm owned by the Company’s Chief Financial Officer has an agreement to provide accounting and financial consulting services $0 and to the Company. The Company did not incur any costs for the period from March 17, 2021 (Inception) through March 31, 2021. The Company incurred $5,250 of costs during the three and six months ended June 30, 2022. There is no amount outstanding as of June 30, 2022 or December 31, 2021.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,125,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and is accounted for as a liability pursuant to ASC 480. It is recorded as a $0 and $76,588 liability at June 30, 2022 and December 31, 2021. On January 6, 2022 the underwriters partially exercised the over-allotment option for 267,159 units. The issuance of the units resulted in gross proceeds of $2.7 million. The remaining units expired on February 6, 2022, which resulted in the forfeiture of 214,460 founders’ shares.

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

LARKSPUR HEALTH ACQUISITION CORP.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 317,600 shares of Class A common stock issued and outstanding (excluding 7,767,159 and 7,500,000 shares accounted for as temporary equity).

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 1,941,790 and 2,156,250 shares of Class B common stock issued and outstanding. Holders of Class B common stock are entitled to one vote for each share.

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

Business Combination Agreement

On July 20, 2022, the ZyVersa Therapeutics, Inc. (“ZyVersa”) entered into a Business Combination Agreement, (the “Business Combination Agreement”), with the Company, Larkspur Merger Sub Inc. (“Merger Sub”) and Stephen Glover. Upon the consummation of the transactions contemplated by the Business Combination Agreement (the “Transactions”), Merger Sub will merge with and into the ZyVersa, with the ZyVersa surviving as a wholly owned subsidiary of the Company (the “Business Combination”). The combined company is expected to be named ZyVersa Therapeutics, Inc.

The Business Combination Agreement provides that the following transactions will occur:

●	Immediately prior to the Effective Time, each share of the ZyVersa’s Series A Preferred Stock that is issued and outstanding will automatically convert into a number of shares of the ZyVersa’s common stock at the then-effective conversion rate, as calculated pursuant to the ZyVersa’s Articles of Incorporation (the “Conversion”).

At the Effective Time, (a) each share of the ZyVersa’s common stock issued and outstanding (including shares of the ZyVersa’s common stock resulting from the Conversion) will be canceled and converted into a number of shares of the Company’s common stock, as determined pursuant to the terms of the Business Combination Agreement; and (b) each share of Merger Sub common stock issued and outstanding immediately prior to the Effective Time will be converted into and exchanged for one share of common stock of ZyVersa.

●	Effective as of the Effective Time, each ZyVersa warrant, to the extent then outstanding and unexercised, will automatically, without any action on the part of the holder thereof, be assumed and converted into a warrant to acquire a number of shares of the Registrant’s common stock at an adjusted exercise price per share, in each case, as determined pursuant to the terms of the Business Combination Agreement.

●	Each ZyVersa stock option that is outstanding and unexercised as of immediately prior to the Effective Time, whether or not vested, will be assumed and converted into an option to purchase a number of shares of the Registrant’s common stock, as determined pursuant to the terms of the Business Combination Agreement.

●	Each ZyVersa note that is outstanding as of immediately prior to the Effective Time which by its terms will not convert into the ZyVersa’s common stock in connection with the Transactions, if any, will be assumed by the Company and will remain outstanding pursuant to the terms and conditions then in effect.

The consummation of the Transactions is subject to the satisfaction or waiver of certain customary closing conditions contained in the Business Combination Agreement, including, among other things, the consummation of a private placement of at least $7.0 million of convertible preferred stock and warrants by the Company. In addition, a condition of the Company private placement agreement requires the ZyVersa to obtain at least $3.0 million of commitments to invest in the ZyVersa’s Series A Preferred Stock Financing or the Company’s private placement.

The parties to the Business Combination Agreement have made customary representations and warranties, and have agreed to certain customary covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of the Company, ZyVerrsa and Merger Sub, and their subsidiaries, prior to the closing of the Transactions.

The Business Combination Agreement may be terminated by the Company or ZyVersa, under certain circumstances, including, among others, (i) by mutual written consent of the Company and ZyVersa, (ii) by either the Company or the ZyVersa if the Effective Time shall not have occurred prior to December 15, 2022, (iii) by either the Company or ZyVersa if any Governmental Order has become final and non-appealable and has the effect of making consummation of the Transactions illegal or otherwise preventing or prohibiting consummation of the Transactions, (iv) by either the Company or ZyVersa if any of the required proposals fail to receive the requisite vote for approval at the Company’s Shareholders’ Meeting, (v) by the Company, in the event that the ZyVersa’s shareholders don’t consent to the Transactions, (vi) by the Company upon ZyVersa breaching any representation, covenant or agreement; or (vii) by ZyVersa upon the Company breaching any representation, covenant or agreement.

The Company expects to account for the Business Combination as a reverse recapitalization, whereby the ZyVersa is deemed to be the accounting acquirer.

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

For the three-month period ended June 30, 2022, we had a net loss of $393,639, which consists primarily of formation and operating costs of $498,751, partially offset by interest income on assets held in Trust of $105,113.

For the six-month period ended June 30, 2022, we had a net loss of $1,113,645, which consists primarily of formation and operating costs of $1,299,800, partially offset by interest income on assets held in Trust of $109,567 and change in fair value of derivative liability of $76,588.

Liquidity, Capital Resources Going Concern

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

There is no assurance that the Company’s plans to consummate a business combination will be successful within the combination period as well as the liquidity to fund operations As a result, there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued.

For the six months ended June 30, 2022, the net decrease in cash was $588,350. For the same period, cash used in operating activities was $588,350, primarily as a result of a net loss of $1,113,645 partially offset by a change in accrued liabilities of $575,217. Cash used in investing activities was $2,698,306, used for cash deposited into the Trust, and cash provided by financing activities was $$2,698,306 and primarily relates to the underwriters partial exercise of the over allotment option.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

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

Class A common stock subject to possible redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the shares of Class A common stock subject to possible redemption in the amount of $78,448,306 and $75,750,000, respectively, are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

August 15, 2022	Larkspur Health Acquisition Corp.

	By:	/s/ Daniel J. O’Connor
	Name:	Daniel J. O’Connor
	Title:	Chief Executive Officer (Principal Executive Officer)