Form 10-Q
period 2023-03-31
ZyVersa Therapeutics, Inc.
filed 2023-05-12
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-41184

ZYVERSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2685744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 N. Commerce Parkway, Suite 208 Weston, FL 33326	33326
(Address of registrant’s principal executive offices)	(Zip Code)

(754) 231-1688

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ZVSA	The Nasdaq Global Market

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

As of May 10, 2023, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 20,225,263.

ZYVERSA THERAPEUTICS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022 (Successor)	1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2023 (Successor) and March 31, 2022 (Predecessor)	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2023 (Successor) and March 31, 2022 (Predecessor)	3

Unaudited Condensed Consolidated Statements of Cash flows for the Three Months Ended March 31, 2023 (Successor) and March 31, 2022 (Predecessor)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	23

ITEM 4. Controls and Procedures.	23

PART II - OTHER INFORMATION	24

ITEM 1. Legal Proceedings.	24

ITEM 1A. Risk Factors.	24

ITEM 2. Unregistered Sales of Equity and Use of Proceeds.	24

ITEM 3. Defaults Upon Senior Securities.	24

ITEM 4. Mine Safety Disclosures.	24

ITEM 5. Other Information.	24

ITEM 6. Exhibits.	24

SIGNATURES	25

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash	$1,278,073	$5,902,199
Prepaid expenses and other current assets	1,321,551	225,347
Vendor deposits	235,000	235,000
Total Current Assets	2,834,624	6,362,546
Equipment, net	14,733	17,333
In-process research and development	100,086,329	100,086,329
Goodwill	11,895,033	11,895,033
Security deposit	46,659	46,659
Operating lease right-of-use asset	76,324	98,371

Total Assets	$114,953,702	$118,506,271

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities:
Accounts payable	$6,381,086	$6,025,645
Accrued expenses and other current liabilities	2,112,812	2,053,559
Operating lease liability	84,507	108,756
Total Current Liabilities	8,578,405	8,187,960
Deferred tax liability	9,276,932	10,323,983
Total Liabilities	17,855,337	18,511,943

Commitments and contingencies (Note 7)

Successor redeemable common stock, subject to possible redemption, 0 and 65,783 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	-	331,331
Stockholders’ Equity:

Successor preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 8,635 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1	1
Successor common stock, $0.0001 par value, 110,000,000 shares authorized; 9,211,922 and 9,016,139 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	922	902
Additional paid-in-capital	105,562,569	104,583,271
Accumulated deficit	(8,465,128)	(4,921,178)

Total Stockholders’ Equity	97,098,365	99,662,997

Total Liabilities, Temporary Equity and Stockholders’ Equity	$114,953,702	$118,506,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Operating Expenses:
Research and development	$1,055,943	$1,066,962
General and administrative	3,536,136	2,301,369

Total Operating Expenses	4,592,079	3,368,331

Loss From Operations	(4,592,079)	(3,368,331)

Other (Income) Expense:
Interest (income) expense	(1,078)	168,064
Change in fair value of derivative liabilities	-	212,100

Pre-Tax Net Loss	(4,591,001)	(3,748,495)
Income tax benefit	1,047,051	-
Net Loss	$(3,543,950)	$(3,748,495)

Net Loss Per Share
- Basic and Diluted	$(0.39)	$(0.16)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	9,128,488	24,167,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For The Three Months Ended March 31, 2023 and 2022

(Unaudited)

	For the Three Months Ended March 31, 2023
	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Successor

Balance - December 31, 2022	8,635	$1	5,062	$1	9,016,139	$902	$104,583,271	$(4,921,178)	$99,662,997

Reclassification of formerly redeemable common stock	-	-	-	-	65,783	7	331,324	-	331,331

Issuance of common stock pursuant to vendor agreements	-	-	-	-	130,000	13	395,187		395,200

Registration costs associated with preferred stock issuance							(34,674)		(34,674)

Stock-based compensation	-	-	-	-	-	-	287,461	-	287,461

Net loss	-	-	-	-	-	-	-	(3,543,950)	(3,543,950)
Balance - March 31, 2023	8,635	$1	5,062	$1	9,211,922	$922	$105,562,569	$(8,465,128)	$97,098,365

	For the Three Months Ended March 31, 2022
	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Predecessor
Balance - December 31, 2021	-	$-	24,167,257	$242	$40,065,109	$(52,896,817)	$(12,831,466)

Issuance of preferred stock in private placement [1]	133,541	1	-	-	393,300	-	393,301

Stock-based compensation	-	-	-	-	1,941,746	-	1,941,746

Net loss	-	-	-	-	-	(3,748,495)	(3,748,495)

Balance - March 31, 2022	133,541	$1	24,167,257	$242	$42,400,155	$(56,645,312)	$(14,244,914)

[1]	Includes gross proceeds of $419,320 less issuance costs of $26,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022

Cash Flows From Operating Activities:
Net loss	$(3,543,950)	$(3,748,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	287,461	1,941,746
Amortization of debt discount	-	32,184
Change in fair value of derivative liability	-	212,100
Depreciation of fixed assets	2,600	2,600
Non-cash rent expense	22,047	20,580
Deferred tax benefit	(1,047,051)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(701,004)	(420,363)
Vendor deposits	-	60,000
Accounts payable	355,441	1,234,577
Operating lease liability	(24,249)	(22,027)
Accrued expenses and other current liabilities	59,253	313,148
Net Cash Used In Operating Activities	(4,589,452)	(373,950)

Cash Flows From Financing Activities:
Proceeds from issuance of preferred stock in private placement	-	419,319
Registration and issuance costs associated with preferred stock issuance	(34,674)	(26,019)

Net Cash (Used In) Provided By Financing Activities	(34,674)	393,300

Net (Decrease) Increase in Cash	(4,624,126)	19,350

Cash - Beginning of Period	5,902,199	328,581

Cash - End of Period	$1,278,073	$347,931

Supplemental Disclosures of Cash Flow Information:
Reclassification of formerly redeemable common stock	$331,331	$-
Issuance of common stock pursuant to vendor agreements	$395,200	$-
Recognition of ROU asset and lease liability upon adoption of ASC 842	$-	$182,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Larkspur Health Acquisition Corp. (“Larkspur”), a blank-check special purpose acquisition company, was incorporated in Delaware on March 17, 2021. On December 12, 2022, Larkspur consummated the Business Combination (as defined below) with ZyVersa Therapeutics, Inc. (“Predecessor”) which was incorporated in the State of Florida on March 11, 2014 as Variant Pharmaceuticals, Inc. Pursuant to the terms of the Business Combination Agreement (the “Business Combination Agreement”) (and upon all other conditions of the Business Combination Agreement being satisfied or waived), on the date of the consummation (the “Closing Date”) of the Business Combination and transactions contemplated thereby (the “Business Combination”), Larkspur (“New Parent”) changed its name to ZyVersa Therapeutics, Inc. and the Predecessor changed its name to ZyVersa Therapeutics Operating, Inc. (the “Operating Company”) after merging with a subsidiary of the New Parent, with the Operating Company being the surviving entity, which resulted in it being incorporated in Delaware and it being a wholly-owned subsidiary of the New Parent (collectively the “Successor”). References to the “Company” or “ZyVersa” refer to the Successor for the three months ended March 31, 2023, and to the Predecessor for the three months ended March 31, 2022.

ZyVersa is a clinical stage biopharmaceutical company leveraging proprietary technologies to develop first-in-class drugs for patients with chronic renal or inflammatory diseases with high unmet medical needs. The Company’s mission is to develop drugs that optimize health outcomes and improve patients’ quality of life.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and its consolidated subsidiaries. As a result of the Business Combination, for accounting purposes, Larkspur Health Acquisition Corp. was the acquirer and ZyVersa Therapeutics, Inc. was the acquiree and accounting predecessor. Therefore, the financial statement presentation includes the financial statements of the Predecessor for the periods prior to December 13, 2022 and the Successor for the periods including and after December 13, 2022, including the consolidation of ZyVersa Therapeutics Operating, Inc. All significant intercompany balances have been eliminated in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting rules and regulations of the SEC.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 2 - Going Concern and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2023, the Company had cash of approximately $1.3 million and a working capital deficit of approximately $5.7 million. During the three months ended March 31, 2023, the Company incurred a net loss of approximately $3.5 million and used cash in operations of approximately $4.6 million. The Company has an accumulated deficit of approximately $8.5 million as of March 31, 2023.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

Consequently, the Company will be required to raise additional funds through equity or debt financing. Management believes that the Company has access to capital resources and continues to evaluate additional financing opportunities; however, and there can be no assurance that it will be successful in securing additional capital or that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

Note 3 – Summary of Significant Accounting Policies

Since the date the Company’s December 31, 2022 financial statements were issued in its 2022 Annual Report on Form 10-K, there have been no material changes to the Company’s significant accounting policies.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Successor		Predecessor
	For the Three		For the Three
	Months Ended		Months Ended
	March 31,		March 31,
	2023		2022
Predecessor warrants [1]	-		2,154,352
Successor warrants [1] [5]	8,628,695		-
Predecessor options	-		9,947,968
Successor options	2,106,235		-
Successor Series A Convertible Preferred Stock	863,500	(3)	-
Successor Series B Convertible Preferred Stock	506,264	(4)	-
Predecessor convertible notes payable [2]	-		3,726,571
Total potentially dilutive shares	12,104,694		15,828,891

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 600,000 Predecessor or 119,125 Successor shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported. See Note 7 - Commitments and Contingencies - License Agreements for details.

[2]	The Company’s convertible notes payable have embedded conversion options that result in the automatic issuance of common stock upon the consummation of certain qualifying transactions. The conversion price is a function of the implied common stock price associated with the qualifying transaction. For the purpose of disclosing the potentially dilutive securities in the table above, we used the number of shares of common stock issuable if a qualifying transaction occurred with an implied common stock price equal to the fair value of the common stock of $3.00 per share as of March 31, 2022.

[3]	Does not include an additional 3,454,000 shares if the Successor Series A Convertible Preferred Stock conversion price resets to its floor price of $2.00 per share.

[4]	Does not include an additional 216,970 shares if the Successor Series B Convertible Preferred Stock conversion price resets to its floor price of $7.00 per share.

[5]	Does not include an additional 3,454,000 shares if the Successor Series A warrant exercise price resets to its floor price of $2.00 per share.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Segment Reporting

The Company operates and manages its business as one reportable and operating segment. All assets and operations are in the U.S. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
L&F milestone payment liability	$500,000	$1,500,000
L&F Note [1]	-	(351,579)

L&F, net	500,000	1,148,421
Payroll accrual	291,552	584,226
Other accrued expenses	51,968	214,229
Federal income tax payable	106,683	106,683
Bonus accrual	764,590	-
Registration delay liability [2]	398,019	-
Total accrued expenses and other current liabilities	$2,112,812	$2,053,559

[1]	See Note 7 – Commitments and Contingencies for details of the forgiveness of the L&F Note.

[2]	See Note 8 – Stockholders’ Permanent and Temporary Equity for details of the registration delay liability.

Note 5 – Derivative Liabilities

As of January 1, 2022, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the redemption features and put options of certain convertible notes. The redemption features were valued using a combination of a discounted cash flow and a Black-Scholes valuation technique. There were no derivative liabilities as of March 31, 2023 or December 31, 2022.

During the three months ended March 31, 2022, the Predecessor recorded a gain on the change in the fair value of the derivative liabilities of $212,100.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 6 – Income Taxes

Income tax expense and the effective tax rate were as follows:

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
(in thousands)	2023	2022

Income tax benefit	$1,047,051	$-

Effective tax rate	22.81%	0.00%

The tax provisions for the three months ended March 31, 2023 and 2022 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 22.81% and 0.0% for the three months ended March 31, 2023 and 2022. The increase in the quarterly rates is primarily the result of changes in its valuation allowance. As of March 31, 2022, the Company recorded a full valuation allowance due to historical and projected losses. As of March 31, 2023, the Company did not record a valuation allowance due to a significant deferred tax liability being established in connection with the Business Combination on December 12, 2022 which is a source of future taxable income to realize its net deferred tax assets.

Note 7 – Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

License Agreements

L&F Research LLC

On February 28, 2023, the Company and L&F executed an Amendment and Restatement Agreement that waives L&F’s right to terminate the L&F License or any other remedies, for non-payment of the First Milestone Payment, until (a) March 31, 2023 as to $1,000,000 of such milestone payments (“Waiver A”) and (b) January 31, 2024 as to $500,000 milestone payments (“Waiver B”). Waiver A is contingent upon (i) forgiveness by the Company of $351,579 in aggregate principal amount outstanding under a certain convertible note, and (ii) a cash payment by the Company to L&F in the amount of $648,421, on or before March 31, 2023. Waiver B is contingent upon a cash payment by the Company to L&F in the amount of $500,000 on or before the earlier of (x) January 31, 2024, and (y) ten business days from the date that the Company receives net proceeds of at least $30,000,000 from the issuance of new equity capital. All other terms of the L&F License remain in effect.

On March 29, 2023, the Company forgave $351,579 in aggregate principal amount outstanding on a certain note and paid $648,421 of cash to L&F, thus meeting the conditions of Waiver A. L&F’s put option expired upon meeting the Waiver A conditions, which resulted in a reclassification of 65,783 shares of common stock and $331,331 classified as temporary equity to permanent equity.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

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

The Successor recognized right-of-use asset amortization of $38,415 in connection with its operating lease for the three months ending March 31, 2023 and the Predecessor recognized rent expense of $38,141 in connection with its operating lease for the three months ending March 31, 2022.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$24,248	$22,028

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	0.84 Years	1.84 Years

Weighted Average Discount Rate
Operating leases	6.5%	6.5%

Future minimum payments under these operating lease agreements are as follows:

Amount

April 1, 2023 to December 31, 2023	$87,054
Less: amount representing imputed interest	(2,547)
Total	$84,507

Note 8 – Stockholders’ Permanent and Temporary Equity

Common Stock

During the three months ended March 31, 2023, the Company entered into marketing agreements with two vendors in which the Company issued an aggregate of 130,000 shares of common stock and cash in exchange for marketing services. The $395,200 fair value of the common stock was established as a prepaid expense and the Company will recognize the expense over the terms of the contracts.

Temporary Equity

See Note 7 – Commitments and Contingencies for discussion of the movement of temporary equity to permanent equity on March 29, 2023.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Stock-Based Compensation

For the three months ended March 31, 2023 the Successor recorded stock-based compensation expense of $287,461 (of which, $49,455 was included in research and development and $238,006 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended March 31, 2022, the Predecessor recorded stock-based compensation expense of $1,941,746 (of which $307,838 was included in research and development and $1,633,908 was included in general and administrative expense) related to options issued to employees and consultants. As of March 31, 2023 there was $1,595,639 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.6 years.

Stock Options

On January 27, 2023, the Company granted ten-year stock options to purchase 100,000 shares of Successor common stock, with an aggregate grant date value of $184,426 to its newly appointed Chief Medical Officer and Senior Vice President of Medical Affairs as inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) under the 2022 Plan. The stock options vest annually over three years and have an exercise price of $2.11 per share.

On March 10, 2023, the Company granted ten-year stock options to purchase 13,000 shares of Successor common stock to employees of the Company under the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The stock options have an aggregate grant date value of $23,770, vest annually over three years and have an exercise price of $2.26 per share. Of the 13,000 shares, 5,000 shares were issued to the son of an Executive Officer of the Company.

The grant date fair value of stock options granted during the three months ended March 31, 2023 and 2022 was determined using the Black Scholes method, with the following assumptions used:

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
Fair value of common stock on date of grant	$2.11 - $2.23	$3.00
Risk free interest rate	3.53% - 4.27%	1.68% - 2.42%
Expected term (years)	6.00	3.53 - 6.00
Expected volatility	120% - 122%	111% - 119%
Expected dividends	0.00%	0.00%

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the option activity for the three months ended March 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2023	1,993,235	$10.81
Granted	113,000	2.13
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2023	2,106,235	$10.35	5.6	$-

Exercisable, March 31, 2023	1,783,531	$10.18	5.3	$-

The following table presents information related to stock options as of March 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.11	100,000	-	-
$2.26	13,000	-	-
$5.03	662,887	2.8	662,887
$11.33	12,186	9.3	12,186
$11.58	728,430	6.0	723,576
$16.36	589,732	8.1	384,882
	2,106,235	5.3	1,783,531

Effectiveness Failure

In connection with the Business Combination, the Company issued 8,635 shares of Series A Convertible Preferred Stock (the “PIPE Shares”), and common stock purchase warrants (each, a “PIPE Warrant”) to purchase 863,500 shares of Common Stock, at a purchase price of $1,000 per share and warrant, for an aggregate purchase price of $8,635,000 (the “PIPE Investment”) pursuant to subscription agreements dated July 20, 2022 (collectively, the “PIPE Subscription Agreements”). On or about February 20, 2023, the Company failed to have the SEC declare a registration statement effective (the “Effectiveness Failure”) which covered the Private Investment in Public Equity (“PIPE”) registrable securities within the time period prescribed by the PIPE Securities Purchase Agreement (the “SPA”). The SPA entitles the PIPE investors to receive Registration Delay Payments equal to 1.5% of each investor’s purchase price on the date of the Effectiveness Failure and every thirty days thereafter that the Effectiveness Failure persists. Failure to make the Registration Delay Payments on a timely basis result in the accrual of interest at the rate of 2.0% per month. As of the filing date, the Company expects to have to make Registration Delay Payments of approximately $398,000 in the aggregate prior to curing the Effectiveness Failure.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Subsequent Events

Equity Offering

On April 28, 2023, the Company completed an offering of 11,015,500 shares of common stock and warrants to purchase 11,015,500 shares of common stock for gross proceeds of $11.0 million (the “Registered Offering”). Each share of common stock was sold together with a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, which was exercisable upon issuance. Total issuance costs were $0.5 million, including $0.4 million of placement fees.

As a result of the Registered Offering, the conversion price of the 5,062 shares of the Successor Series B Preferred Stock issued in connection with the Business Combination reset to its floor price of $7.00 per share and the exercise price of the PIPE Warrants to purchase 863,500 shares of common stock that were issued to participants in the original PIPE financing reset to their floor price of $2.00 per share, while becoming exercisable for 4,317,500 shares of common stock.

Redemption of PIPE Shares

The proceeds from the Registered Offering were used to redeem substantially all of the original PIPE Shares for a purchase price of $10.1 million, which included a 20% premium of $1.7 million pursuant to the Certificate of Designation governing the PIPE Shares and $0.4 million in payments for the Effectiveness Failure. The remaining PIPE Shares of approximately $0.2 million, not redeemed with the proceeds of the Registered Offering, were reset to the floor conversion price of $2.00 per share of common stock.

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

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Business Overview

We are a clinical stage specialty biopharmaceutical company leveraging advanced proprietary technologies to develop first-in-class drugs for patients with renal or inflammatory diseases with high unmet medical needs.

Our lead renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HPβCD”) has potential to treat multiple renal diseases. Our lead anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal IgG4 antibody inflammasome ASC inhibitor targeting ASC with potential to treat multiple inflammatory diseases.

Business Combination

On December 12, 2022 (the “Closing Date”), we consummated the previously announced Business Combination pursuant to the terms of that certain Business Combination Agreement, by and among ZyVersa Therapeutics, Inc., a Florida corporation (“Old ZyVersa”), the representative of Old ZyVersa’s shareholders named therein (the “Securityholder Representative”), Larkspur Health Acquisition Corp., a Delaware corporation (“Larkspur”) and Larkspur Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Larkspur (“Merger Sub”) (the “Business Combination Agreement”). Pursuant to the terms of the Business Combination Agreement (and upon all other conditions of the Business Combination Agreement being satisfied or waived), on the Closing Date of the Business Combination and transactions contemplated thereby (the “Business Combination”), (i) Larkspur changed its name to “ZyVersa Therapeutics, Inc.”, a Delaware corporation (the “Company”) and (ii) Merger Sub merged with and into Old ZyVersa (the “Merger”), with Old ZyVersa as the surviving company in the Merger and, after giving effect to such Merger, Old ZyVersa became a wholly-owned subsidiary of the Company (collectively the “Successor”).

Prior to the completion of the Business Combination, Larkspur was incorporated in Delaware on March 17, 2021 and ZyVersa Therapeutics, Inc. (“Predecessor”) was incorporated in the State of Florida on March 11, 2014 as Variant Pharmaceuticals, Inc. Larkspur Merger Sub, Inc. was incorporated in the state of Delaware on July 13, 2022. References to the “Company” or ZyVersa” refer to the Successor for the three months ended March 31, 2023, and to the Predecessor for the three months ended March 31, 2022.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $3,543,950 for the period from January 1, 2023 through March 31, 2023 (the “Successor Period”) and $3,748,495 for the period from January 1, 2022 through March 31, 2022 (the “Predecessor Period”). As of March 31, 2023, we had an accumulated deficit of approximately $8.5 million and cash of $1.3 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

●	expenses incurred under third party agreements with contract research organizations (“CROs”), and investigative sites, that conducted or will conduct our clinical trials and a portion of our pre-clinical activities;

●	costs of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;

●	expenses, including salaries, stock-based compensation and benefits of employees engaged in research and development activities;

●	costs of equipment, depreciation and other allocated expenses; and

●	fees paid for contracted regulatory services as well as fees paid to regulatory authorities including the US Food and Drug Administration (the “FDA”) for review and approval of our product candidates.

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

Results of Operations

Comparison of the three months ended March 31, 2023 (Successor Period) and the three months ended March 31, 2022 (Predecessor Period)

The following table summarizes our results of operations for the Successor for the three months ended March 31, 2023 and for the Predecessor for the three months ended March 31, 2022.

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,	Favorable (Unfavorable)
(in thousands)	2023	2022	$ Change	% Change
Operating expenses:
Research and development	$1,056	$1,067	$11	1.0%
General and administrative	3,536	2,301	(1,235)	(53.7)%
Total Operating Expenses	4,592	3,368	(1,224)	(36.3)%

Total Operating Loss	(4,592)	(3,368)	(1,224)	(36.3)%

Other Income (Expense), Net	1	(380)	381	100.3%

Net Loss Before Income Tax	(4,591)	(3,748)	(843)	22.5%
Income tax provision	1,047	-	1,047	100.0%
Net loss	$(3,544)	$(3,748)	$205	5.5%

Research and development expenses

Research and development expenses were consistent at approximately $1.1 million for the three months ended March 31, 2023, with an immaterial decrease of $11 thousand or 1.0% from the three months ended March 31, 2022.

General and administrative expenses

General and administrative expenses were $3.5 million for the three months ended March 31, 2023, an increase of $1.2 million or 53.7% from the three months ended March 31, 2022. The increase is primarily attributable to an increase of $0.4 million in director and officer insurance, a $0.4 million increase in marketing costs for investor and public relations and $0.4 million in payments for the Effectiveness Failure related to the PIPE Shares.

Other (income) expense

Total other income (expense), net was $1 thousand for the three months ended March 31, 2023, a decrease of $0.4 million or 100.3% from the three months ended, March 31, 2022. The change was a result of a decrease in interest expense of approximately $0.2 million as a result of convertible debt conversions to equity, and a decrease for the change in the fair value of the derivative liabilities of $0.2 million.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the Successor for the three months ended March 31, 2023 for the Predecessor for the three months ended March 31, 2022:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in)
Operating activities	$(4,589)	$(374)
Financing activities	(35)	393
Net (Decrease) Increase in Cash	$(4,624)	$19

Cash Flows from Operating Activities

Net cash used in operating activities was $4.6 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and for the three months ended March 31, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $3.5 million and $3.7 million, respectively, offset by ($0.8) million and $2.2 million, respectively, of net non-cash expenses, and approximately ($0.3) million and $1.2 million, respectively, of cash generated by or (used in) the levels of operating assets and liabilities, respectively.

Net Cash Provided by Financing Activities

Net cash (used in) provided by financing activities was ($35) thousand and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. Cash provided by financing activities during the three months ended March 31, 2022 represented proceeds from the issuance of preferred stock.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31,
(in thousands)	2023	2022
Current Assets	$2,835	$6,363
Current Liabilities	$8,578	$8,188
Working Capital Deficiency	$(5,743)	$(1,825)

Since our inception in 2014 through March 31, 2023, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $1.3 million as of March 31, 2023 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $3.5 million for the three months ended March 31, 2023 and a net loss of $3.7 million for the three months ended March 31, 2022, and we had an accumulated deficit of $8.5 million at March 31, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2023 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of March 31, 2023 include approximately $8.6 million for accounts payable and accrued expenses.

Post-Business Combination Capital Needs

We expect our cash on hand will enable us to make investments in our continued development of VAR200 and IC100 through at least the first half of 2023. We intend to raise additional capital in the future to fund continued development.

We expect to raise additional capital by issuing equity or equity-linked securities in subsequent offerings. If we are unable to raise additional capital by issuing equity or equity-linked securities on terms favorable to us, we may not have sufficient liquidity to execute our business strategy. We have various warrants outstanding that can be exercised for our common stock, many of which must be exercised in exchange for cash paid to us by the holders of such warrants. If the market price of our common stock is less than the exercise price of a holder’s warrants, it is unlikely that holders will exercise their warrants. As such, we do not expect to receive significant proceeds in the near term from the exercise of most of our warrants based on the current market price of our common stock and the exercise prices of such warrants.

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

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We expect to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (1) are no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

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

Critical Accounting Policies and Estimates

Refer to our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 and Note 2 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q, for a discussion of our critical accounting policies and use of estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

During the year ended December 31, 2022, our management determined that our internal controls over financial reporting were not effective as of December 31, 2022. Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2022:

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

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide information required by this Item. However, investors are encouraged to review our current risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

4.1	Form of Warrant issued by the Company (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2023)
4.2	Form of Pre-Funded Warrant issued by the Company (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2023)
10.1	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2023)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 13, 2023)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101. INS	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2023	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

