Form 10-Q
period 2023-06-30
ZyVersa Therapeutics, Inc.
filed 2023-08-21
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-41184

ZYVERSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2685744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 N. Commerce Parkway, Suite 208 Weston, FL 33326	33326
(Address of principal executive offices)	(Zip Code)

(754) 231-1688

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ZVSA	The Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 16, 2023, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 30,894,188.

ZYVERSA THERAPEUTICS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022 (Successor)	1

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2023 (Successor) and June 30, 2022 (Predecessor)	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2023 (Successor) and June 30, 2022 (Predecessor)	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 (Successor) and June 30, 2022 (Predecessor)	4

Notes to Unaudited Condensed Consolidated Financial Statements	5

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	26

ITEM 4. Controls and Procedures.	27

PART II - OTHER INFORMATION	28

ITEM 1. Legal Proceedings.	28

ITEM 1A. Risk Factors.	28

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	28

ITEM 3. Defaults Upon Senior Securities.	28

ITEM 4. Mine Safety Disclosures.	28

ITEM 5. Other Information.	28

ITEM 6. Exhibits.	29

SIGNATURES	30

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Successor
	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets

Current Assets:
Cash	$228,693	$5,902,199
Prepaid expenses and other current assets	886,911	225,347
Vendor deposits	-	235,000
Total Current Assets	1,115,604	6,362,546
Equipment, net	12,133	17,333
In-process research and development	30,806,158	100,086,329
Goodwill	-	11,895,033
Security deposit	-	46,659
Operating lease right-of-use asset	53,898	98,371

Total Assets	$31,987,793	$118,506,271

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities:
Accounts payable	$8,144,033	$6,025,645
Accrued expenses and other current liabilities	2,281,026	2,053,559
Operating lease liability	59,625	108,756
Total Current Liabilities	10,484,684	8,187,960
Deferred tax liability	1,441,467	10,323,983
Total Liabilities	11,926,151	18,511,943

Commitments and contingencies (Note 8)

Successor redeemable common stock, subject to possible redemption, 0 and 65,783 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	-	331,331
Stockholders’ Equity:
Successor preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 200 and 8,635 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	1
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1	1
Successor common stock, $0.0001 par value, 110,000,000 shares authorized; 23,669,074 and 9,016,139 shares issued at June 30, 2023 and December 31, 2022, respectively, and 23,666,915 and 9,016,139 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	2,367	902
Additional paid-in-capital	107,044,663	104,583,271
Accumulated deficit	(86,978,221)	(4,921,178)
Treasury stock, at cost, 2,159 and 0 shares at June 30, 2023 and December 31, 2022, respectively	(7,168)	-
Total Stockholders’ Equity	20,061,642	99,662,997

Total Liabilities, Temporary Equity and Stockholders’ Equity	$31,987,793	$118,506,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Operating Expenses:
Research and development	$1,220,576	$719,395	$2,276,519	$1,786,357
General and administrative	3,929,225	1,164,013	7,465,362	3,465,382
Impairment of in-process research and development	69,280,171	-	69,280,171	-
Impairment of goodwill	11,895,033	-	11,895,033	-
Total Operating Expenses	86,325,005	1,883,408	90,917,085	5,251,739

Loss From Operations	(86,325,005)	(1,883,408)	(90,917,085)	(5,251,739)

Other (Income) Expense:
Interest (income) expense	314	140,404	(765)	308,468
Change in fair value of derivative liabilities	-	(19,600)	-	192,500

Pre-Tax Net Loss	(86,325,319)	(2,004,212)	(90,916,320)	(5,752,707)
Income tax benefit	7,812,226	-	8,859,277	-
Net Loss	(78,513,093)	(2,004,212)	(82,057,043)	(5,752,707)
Deemed dividend to preferred stockholders	(7,915,836)	(331,200)	(7,915,836)	(331,200)
Net Loss Attributable to Common Stockholders	$(86,428,929)	$(2,335,412)	$(89,972,879)	$(6,083,907)

Net Loss Per Share
- Basic and Diluted	$(4.84)	$(0.10)	$(6.66)	$(0.25)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	17,855,762	24,167,257	13,517,314	24,167,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

	For the Three and Six Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Successor

Balance - January 1, 2023	8,635	$1	5,062	$1	9,016,139	$902	-	$-	$104,583,271	$(4,921,178)	$99,662,997

Reclassification of formerly redeemable common stock	-	-	-	-	65,783	7	-	-	331,324	-	331,331

Issuance of common stock pursuant to vendor agreements	-	-	-	-	130,000	13	-	-	395,187	-	395,200

Registration costs associated with preferred stock issuance	-	-	-	-	-	-	-	-	(34,674)	-	(34,674)

Stock-based compensation	-	-	-	-	-	-	-	-	287,461	-	287,461
Net loss	-	-	-	-	-	-	-	-	-	(3,543,950)	(3,543,950)
Balance - March 31, 2023	8,635	1	5,062	1	9,211,922	922	-	-	105,562,569	(8,465,128)	97,098,365

Registered offering of common stock [1]	-	-	-	-	11,015,500	1,101	-	-	9,829,917	-	9,831,019
Redemption of Series A Preferred Stock	(8,400)	(1)	-	-	-	-	-	-	(10,080,000)	-	(10,080,001)
Conversion of Series A Preferred Stock into common stock	(35)	-	-	-	17,500	2	-	-	(2)	-	-
Shares issued as consideration for extension of lock-up period	-	-	-	-	3,044,152	304	-	-	1,156,474	-	1,156,778
Issuance of common stock pursuant to vendor agreements	-	-	-	-	380,000	38	-	-	209,962	-	210,000
Stock-based compensation	-	-	-	-	-	-	-	-	365,742	-	365,742
Treasury stock acquired, at cost	-	-	-	-	-	-	(2,159)	(7,168)	-	-	(7,168)
Net loss	-	-	-	-	-	-	-	-	-	(78,513,093)	(78,513,093)
Balance - June 30, 2023	200	$-	5,062	$1	23,669,074	$2,367	(2,159)	$(7,168)	$107,044,662	$(86,978,221)	$20,061,642

	For the Three and Six Months Ended June 30, 2022
	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Predecessor
Balance - January 1, 2022	-	$-	24,167,257	$242	$40,065,109	$(52,896,817)	$(12,831,466)

Issuance of preferred stock in private placement [2]	133,541	1	-	-	393,300	-	393,301

Stock-based compensation	-	-	-	-	1,941,746	-	1,941,746

Net loss	-	-	-	-	-	(3,748,495)	(3,748,495)

Balance - March 31, 2022	133,541	1	24,167,257	242	42,400,155	(56,645,312)	(14,244,914)

Stock-based compensation	-	-	-	-	695,940	-	695,940

Net loss	-	-	-	-	-	(2,004,212)	(2,004,212)

Balance - June 30, 2022	133,541	$1	24,167,257	$242	$43,096,095	$(58,649,524)	$(15,553,186)

[1]	Includes gross proceeds of $11,015,500 less issuance costs of $1,011,064
[2]	Includes gross proceeds of $419,320 less issuance costs of $26,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Successor	Predecessor
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2022

Cash Flows From Operating Activities:
Net loss	$(82,057,043)	$(5,752,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	69,280,171	-
Impairment of goodwill	11,895,033	-
Stock-based compensation	653,203	2,637,686
Issuance of common stock pursuant to vendor agreements	605,200	-
Shares issued as consideration for extension of lock-up period	1,156,778	-
Amortization of debt discount	-	36,469
Change in fair value of derivative liability	-	192,500
Depreciation of fixed assets	5,200	5,200
Non-cash rent expense	44,473	41,486
Deferred tax benefit	(8,882,516)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(661,565)	(934,853)
Security deposit	46,659	-
Vendor deposits	235,000	120,000
Accounts payable	2,118,388	2,204,406
Operating lease liability	(49,131)	(44,627)
Accrued expenses and other current liabilities	613,077	804,973

Net Cash Used In Operating Activities	(4,997,072)	(689,467)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in public offering	11,015,500	-
Registration and issuance costs associated with common stock issuance	(1,213,657)	-
Redemption of Series A Preferred Stock	(10,465,610)	-
Proceeds from issuance of preferred stock in private placement	-	419,320
Purchase of treasury stock	(7,168)	-
Proceeds from investor deposits	-	296,400
Registration and issuance costs associated with preferred stock issuance	(5,500)	(26,019)

Net Cash (Used In) Provided By Financing Activities	(676,435)	689,701

Net (Decrease) Increase in Cash	(5,673,506)	234

Cash - Beginning of Period	5,902,199	328,581

Cash - End of Period	$228,693	$328,815

Cash and restricted cash consisted of the following:
Cash	$228,693	$31,465
Restricted Cash	-	297,350
	$228,693	$328,815

Supplemental Disclosures of Cash Flow Information:
Reclassification of formerly redeemable common stock	$331,331	$-
Recognition of ROU asset and lease liability upon adoption of ASC 842	$-	$182,732
Accounts payable for deferred offering costs	$44,892	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Larkspur Health Acquisition Corp. (“Larkspur”), a blank-check special purpose acquisition company, was incorporated in Delaware on March 17, 2021. On December 12, 2022, Larkspur consummated the Business Combination (as defined below) with ZyVersa Therapeutics, Inc. (“Predecessor”) which was incorporated in the State of Florida on March 11, 2014 as Variant Pharmaceuticals, Inc. Pursuant to the terms of the Business Combination Agreement (the “Business Combination Agreement”) (and upon all other conditions of the Business Combination Agreement being satisfied or waived), on the date of the consummation (the “Closing Date”) of the Business Combination and transactions contemplated thereby (the “Business Combination”), Larkspur (“New Parent”) changed its name to ZyVersa Therapeutics, Inc. and the Predecessor changed its name to ZyVersa Therapeutics Operating, Inc. (the “Operating Company”) after merging with a subsidiary of the New Parent, with the Operating Company being the surviving entity, which resulted in it being incorporated in Delaware and it being a wholly-owned subsidiary of the New Parent (collectively the “Successor”). References to the “Company” or “ZyVersa” refer to the Successor for the three and six months ended June 30, 2023, and to the Predecessor for the three and six months ended June 30, 2022.

ZyVersa is a clinical stage biopharmaceutical company leveraging proprietary technologies to develop first-in-class drugs for patients with chronic renal or inflammatory diseases with high unmet medical needs. The Company’s mission is to develop drugs that optimize health outcomes and improve patients’ quality of life.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2023 and for the six months ended June 30, 2023 and 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023.

The accompanying unaudited condensed consolidated financial statements have been derived from the accounting records of the Company and its consolidated subsidiaries. As a result of the Business Combination, for accounting purposes, Larkspur was the acquirer and Predecessor ZyVersa Therapeutics, Inc. was the acquiree and accounting predecessor. Therefore, the financial statement presentation includes the financial statements of the Predecessor for the periods prior to December 13, 2022 and the Successor for the periods including and after December 13, 2022, including the consolidation of the Operating Company. All significant intercompany balances have been eliminated in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and pursuant to the accounting rules and regulations of the SEC.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2023, the Company had cash of approximately $0.2 million and a working capital deficit of approximately $9.4 million. During the six months ended June 30, 2023, the Company incurred a net loss of approximately $82.1 million and used cash in operations of approximately $5.0 million. The Company has an accumulated deficit of approximately $87.0 million as of June 30, 2023.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

Consequently, the Company will be required to raise additional funds through equity or debt financing. Management believes that the Company has access to capital resources and continues to evaluate additional financing opportunities; however, and there can be no assurance that it will be successful in securing additional capital or that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to extinguish its working capital deficit, complete its development initiatives or attain profitable operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

Note 3 – Summary of Significant Accounting Policies

Since the date the Company’s December 31, 2022 financial statements were issued in its 2022 Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Successor	Predecessor
	June 30, 2023	June 30, 2022
Predecessor warrants [1]	-	2,305,184
Successor warrants [1]	23,742,163	-
Predecessor options	-	10,039,348
Successor options	3,559,342	-
Successor Series A Convertible Preferred Stock	100,000	-
Successor Series B Convertible Preferred Stock	723,234	-
Predecessor Series A Convertible Preferred Stock	-	150,832
Predecessor convertible notes payable [2]	-	4,992,076
Total potentially dilutive shares	28,124,739	17,487,440

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 600,000 Predecessor or 119,125 Successor shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported. See Note 8 - Commitments and Contingencies - License Agreements for details.

[2]	The Company’s convertible notes payable have embedded conversion options that result in the automatic issuance of common stock upon the consummation of certain qualifying transactions. The conversion price is a function of the implied common stock price associated with the qualifying transaction. For the purpose of disclosing the potentially dilutive securities in the table above, we used the number of shares of common stock issuable if a qualifying transaction occurred with an implied common stock price equal to the fair value of the common stock of $2.27 per share as of June 30, 2022.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment. All assets and operations are in the U.S. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Note 4 – Business Combination, Goodwill and In-Process Research and Development

On December 12, 2022, Larkspur consummated the Business Combination with ZyVersa Therapeutics, Inc. (see Note 1 – Business Organization, Nature of Operations and Basis of Presentation). The Company accounted for the Business Combination as a forward acquisition of the Operating Company, as it was determined that the Operating Company was a variable interest entity as of the date of the Business Combination. The New Parent was determined to be the primary beneficiary, as its ownership provides the power to direct the activities of the Operating Company and the obligation to absorb the losses and/or receive the benefits of the Operating Company.

Given the non-recurring nature of Larkspur’s activities as a SPAC, pro forma financial data combining the pre-Business Combination results of both Larkspur and the Operating Company would not be meaningful and have not been presented.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Purchase Price Allocation

The Business Combination was recorded using the acquisition method of accounting and the initial purchase price allocation was based on the Company’s preliminary assessment of the fair value of the purchase consideration and the fair value of the Operating Company’s tangible and intangible assets acquired and liabilities assumed at the date of acquisition. At year end, the purchase price allocation was not complete due to the proximity of the acquisition date to the calendar year end.

As of June 30, 2023, the preliminary estimates of the acquisition-date fair value of the purchase consideration and the preliminary estimates of the purchase price allocation have been confirmed, do not require measurement period adjustments, and are now considered final. The acquisition-date fair value of the elements of the purchase consideration were estimated using a market approach with Level 1 inputs (observable inputs) in the case of the fair value of the Successor’s common stock and Level 3 inputs (unobservable inputs) in the case of the fair value attributed to the Successor warrants and options. The acquiror was obligated to replace the Operating Company’s existing warrants and options pursuant to the Business Combination Agreement. Accordingly, it was necessary to allocate the fair value of the replacement warrants and options between purchase consideration (the fair value attributable to pre-combination services) and compensation for post-combination services. The fair value of the replacement warrants and options attributable to post-combination services was $584,260 and $1,731,237, respectively.

The final estimates of the acquisition-date fair value of the purchase consideration were as follows:

Successor common stock	$67,197,300
Successor warrants	12,190,015
Successor options	11,864,556
Total fair value of the purchase consideration	$91,251,871

The final acquisition-date fair values of the assets acquired and liabilities assumed (see the table below) were determined by management, with the assistance of a third-party valuation expert specifically for the in-process research and development (“IPR&D”). The estimated fair value of the IPR&D assets were determined using the “income approach” which is a valuation technique that provides an estimate of the fair value of an asset based on market participant expectations of the cash flows an asset would generate over its remaining useful life using Level 3 inputs. Some of the more significant assumptions utilized in the valuations include the estimated net cash flows for each year for each asset, the appropriate discount rate necessary to measure the risk inherent in the future cash flows, the life cycle of each asset, the potential regulatory and commercial success risk, royalties on net sales, as well as other factors. There are inherent uncertainties related to these factors and management’s judgment in applying them to arrive at the estimated fair values. The excess of the purchase price over the estimated fair values of the identifiable net assets acquired was recorded as goodwill, which management believes is attributable to the assembled workforce and other intangible assets that don’t qualify for separate recognition.

Current assets, including cash of $699,324	$1,093,223
In-process research and development	100,086,329
Goodwill	11,895,033
Other non-current assets	64,523
Total assets acquired	113,139,108

Current liabilities	10,818,204
Deferred tax liabilities	11,069,033
Total assumed liabilities	21,887,237

Net assets acquired	$91,251,871

IPR&D recorded for book purposes is considered an indefinite-lived intangible asset until the completion or the abandonment of the research and development efforts. Because the acquisition was structured as a stock sale, the IPR&D and the goodwill do not have any tax basis and will not be deductible for tax purposes.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Impairment

While management did not identify any unfavorable developments related to its IPR&D assets, management did determine that it was more likely than not that the Company’s single reporting unit’s fair value was below its carrying amount, due to a significant and sustained decline in the Company’s market capitalization. Accordingly, it was necessary to perform interim impairment testing as of June 30, 2023.

The fair value of the Company was determined using an income approach. The income approach was based on the present value of the future cash flows, which were derived from financial forecasts and required significant assumptions and judgment, including the estimated net cash flows for each year for each asset, the appropriate discount rate necessary to measure the inherent risk of the future cash flows, the life cycle of each asset, the potential regulatory and commercial success risk, royalties on net sales, as well as other factors. The resulting estimated fair value was reconciled to the Company’s market capitalization.

The reconciliation included an estimated implied control premium of approximately 100% above the Company’s market capitalization on June 30, 2023.

The summation of the Company’s goodwill and IPR&D fair values, as indicated by the Company’s discounted cash flow calculations, were compared to the Company’s consolidated fair value, as indicated by the Company’s market capitalization, to evaluate the reasonableness of the Company’s calculations. The Company’s determination of a reasonable control premium that an investor would pay, over and above market capitalization for a control position, included a number of factors:

●	Market control premium; The identification of recent public market information of comparable peer acquisition transactions. The selection of comparable peer acquisition transactions is subject to judgment and uncertainty.

●	Impact of low public float and limited trading activity on market capitalization: A significant portion of the Company’s common shares are owned by a concentrated number of investors. The public float of the Company’s common shares, calculated as the percentage of common shares freely traded by public investors divided by the Company’s total shares outstanding, is significantly lower than that of the Company’s publicly traded peers. Based on the Company’s evaluation of third-party market data, we believe there is an inherent discount impacting the Company’s share price due to the low public float and limited trading volume, thus impacting the Company’s market capitalization.

As a result of the Company’s analysis, the Company fully impaired its $11.9 million of goodwill and also recorded a $69.3 million impairment charge for its other indefinite-lived intangible assets, namely the IPR&D.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
L&F milestone payment liability	$500,000	$1,500,000
L&F Note [1]	-	(351,579)

L&F, net	500,000	1,148,421
Payroll accrual	528,049	584,226
Other accrued expenses	104,369	214,229
Federal income tax payable	129,922	106,683
Bonus accrual	998,778	-
Registration delay liability [2]	19,908	-
Total accrued expenses and other current liabilities	$2,281,026	$2,053,559

[1]	See Note 8 – “Commitments and Contingencies” for details of the forgiveness of the L&F Note.

[2]	See Note 9 – “Stockholders’ Permanent and Temporary Equity” for details of the registration delay liability.

Note 6 – Derivative Liabilities

As of January 1, 2022, the Company had Level 3 derivative liabilities that were measured at fair value at issuance, related to the redemption features and put options of certain convertible notes. The redemption features were valued using a combination of a discounted cash flow and a Black-Scholes valuation technique. There were no derivative liabilities as of June 30, 2023 or December 31, 2022.

During the three and six months ended June 30, 2022, the Predecessor recorded a (loss) gain on the change in the fair value of the derivative liabilities of ($19,600) and $192,500, respectively.

Note 7 – Income Taxes

The tax provisions for the six months ended June 30, 2023 and 2022 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 9.7% and 0.0% for the six months ended June 30, 2023 and 2022, respectively. The increase in the quarterly rates is primarily the result of changes in its valuation allowance. As of June 30, 2022, the Company recorded a full valuation allowance due to historical and projected losses. As of December 31, 2022, the Company recorded a significant deferred tax liability, which was established in connection with the Business Combination on December 12, 2022, which was a source of future taxable income to realize its net deferred tax assets. During the six months ended June 30, 2023, the Company recorded an impairment on the asset related to the deferred tax liability which decreased the deferred tax liability. Accordingly, the effective tax rate for the six months ended June 30, 2023 of 9.7% is primarily due to the adjustment to the net deferred tax liability.

Note 8 – Commitments and Contingencies

Litigations, Claims and Assessments

In the ordinary course of business, the Company may be involved in legal proceedings, claims and assessments. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

License Agreements

L&F Research LLC

The Company entered into a License Agreement with L&F Research LLC (“L&F Research”) effective December 15, 2015, as amended (the “L&F License Agreement”) pursuant to which L&F granted us an exclusive royalty-bearing, worldwide, sublicensable license under the patent and intellectual property rights and know-how specific to and for the development and commercialization of VAR 200, for the treatment, inhibition or prevention of kidney disease in humans and symptoms thereof, including focal segmental glomerulosclerosis. On February 28, 2023, the Company and L&F executed an Amendment and Restatement Agreement that waived L&F’s right to terminate the L&F License Agreement or any other remedies, for non-payment of the First Milestone Payment, until (a) March 31, 2023 as to $1,000,000 of such milestone payments (“Waiver A”) and (b) January 31, 2024 as to $500,000 milestone payments (“Waiver B”). Waiver A was contingent upon (i) forgiveness by the Company of $351,579 in aggregate principal amount outstanding under a certain convertible note, and (ii) a cash payment by the Company to L&F in the amount of $648,421, on or before March 31, 2023. Waiver B is contingent upon a cash payment by the Company to L&F in the amount of $500,000 on or before the earlier of (x) January 31, 2024, and (y) ten business days from the date that the Company receives net proceeds of at least $30,000,000 from the issuance of new equity capital. All other terms of the L&F License remain in effect.

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

The Successor recognized right-of-use asset amortization of $38,783 and $77,198 in connection with its operating lease for the three and six months ending June 30, 2023, respectively, and the Predecessor recognized rent expense of $38,141 and $76,294 in connection with its operating lease for the three and six months ending June 30, 2022, respectively.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	Successor	Predecessor
	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2023	June 30, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$49,130	$44,627

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	0.59 Years	1.59 Years

Weighted Average Discount Rate
Operating leases	6.5%	6.5%

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Future minimum payments under these operating lease agreements are as follows:

Amount

July 1, 2023 to December 31, 2023	$60,938
Less: amount representing imputed interest	(1,313)
Total	$59,625

Note 9 – Stockholders’ Permanent and Temporary Equity

Common Stock

On June 5, 2023, the Company issued 3,044,152 shares of common stock valued at $1.2 million to certain investors in a private placement (including to certain members of the Company’s sponsor) in exchange for increasing the duration of their lockup period until July 31, 2023 with respect to an aggregate of 1,977,749 shares of common stock underlying all securities of the Company held by such investors. The fair value of the common stock issued was recorded in general and administrative expense in the Statement of Operations during the three-months ended June 30, 2023.

During the six months ended June 30, 2023, the Company entered into marketing agreements with two vendors in which the Company issued an aggregate of 510,000 shares of common stock and cash in exchange for marketing services. The $500,200 fair value of the common stock was established as a prepaid expense and the Company is recognizing the expense over the terms of the contracts.

Equity Offering

On April 28, 2023, the Company completed an offering of 11,015,500 shares of common stock and warrants to purchase 11,015,500 shares of common stock for gross proceeds of $11.0 million (the “Registered Offering”). Each share of common stock was sold together with a five-year warrant to purchase one share of common stock at an exercise price of $1.00 per share, which was exercisable upon issuance. The Company determined that the warrant should be equity-classified, primarily because it is indexed to the Company’s own stock and it met the requirements for equity classification. Accordingly, because both the common stock and the warrant are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. Total issuance costs were $1.0 million, including $0.4 million of placement fees.

Redemption of Series A Preferred Stock

On or about April 28, 2023, cash proceeds from the Registered Offering in the amount of $10.5 million were used to redeem 8,400 shares of Series A Preferred Stock. The loss on the extinguishment of preferred stock is accounted for in a manner similar to the treatment of dividends paid on preferred stock. The loss on extinguishment is calculated as the difference between (a) the fair value of the negotiated $10.5 million of cash transferred to the holders of the Series A Preferred Stock (which also settled the Company’s obligation to make premium and Effectiveness Failure payments), and (b) the $3.8 million net carrying amount of the Series A Preferred Stock. Accordingly, the redemption resulted in the recognition of a $6.7 million deemed dividend for the purposes of calculating the Company’s loss per common share. Because the Company has an accumulated deficit, both the debit and the credit associated with the dividend are to additional paid-in-capital, so there is no balance sheet effect.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Triggering of Down Round Provisions

As a result of the Registered Offering, (a) the exercise price of the Series A Warrants to purchase 863,500 shares of common stock at an exercise price of $11.50 per share that were issued to participants in the original PIPE financing had the exercise price reset to its floor price of $2.00 per share, while becoming exercisable for 4,965,125 shares of common stock (which resulted in the recognition of a $1.4 million deemed dividend); (b) the remaining 235 shares of Series A Preferred Stock had their $10.00 original conversion price reset to the floor conversion price of $2.00 per share of common stock (which resulted in the recognition of a $37,000 deemed dividend); and (c) the $10.00 original conversion price of the 5,062 shares of Series B Preferred Stock issued in connection with the Business Combination reset to its floor price of $7.00 per share of common stock (which resulted in the recognition of a $0.1 million deemed dividend).

Conversion of Series A Preferred Stock

Following the triggering of the down round provision, the holders of 35 shares of Series A Preferred Stock converted into 17,500 shares of common stock at the new conversion price of $2.00 per share.

Temporary Equity

See Note 8 – “Commitments and Contingencies” for discussion of the movement of temporary equity to permanent equity on March 29, 2023.

Stock-Based Compensation

For the three months ended June 30, 2023, the Successor recorded stock-based compensation expense of $365,742 (of which, $109,066 was included in research and development and $256,676 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended June 30, 2022, the Predecessor recorded stock-based compensation expense of $695,940 (of which $243,918 was included in research and development and $452,022 was included in general and administrative expense) related to options issued to employees and consultants.

For the six months ended June 30, 2023, the Successor recorded stock-based compensation expense of $653,203 (of which, $158,521 was included in research and development and $494,682 was included in general and administrative expense) related to options issued to employees and consultants. For the six months ended June 30, 2022, the Predecessor recorded stock-based compensation expense of $2,637,686 (of which $551,756 was included in research and development and $2,085,930 was included in general and administrative expense) related to options issued to employees and consultants. As of June 30, 2023, there was $1,787,428 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.8 years.

Stock Options

On January 27, 2023, the Company granted ten-year stock options to purchase 100,000 shares of Successor common stock, with an aggregate grant date value of $184,426 to its newly appointed Chief Medical Officer and Senior Vice President of Medical Affairs as inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) under the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The stock options vest annually over three years and have an exercise price of $2.11 per share.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

On May 24, 2023, the Company granted ten-year stock options to purchase 1,453,107 shares of Successor common stock to employees and directors of the Company under the 2022 Plan. The stock options have an aggregate grant date value of $555,004, of which $499,660 vest annually over three years and $55,344 vest immediately, and have an exercise price of $0.44 per share.

The grant date fair value of stock options granted during the six months ended June 30, 2023 and 2022 was determined using the Black Scholes method, with the following assumptions used:

	Successor	Predecessor	Successor	Predecessor
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fair value of common stock on date of grant	$0.44	$2.27 - $3.00	$0.44 - $2.23	$2.27 - $3.00
Risk free interest rate	3.76%	2.79% - 3.01%	3.53% - 4.27%	1.68% - 3.01%
Expected term (years)	6.00	5.00	6.00	3.53 - 6.00
Expected volatility	122%	112% - 114%	120% - 123%	111% - 119%
Expected dividends	0.00%	0.00%	0.00%	0.00%

A summary of the option activity for the six months ended June 30, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2023	1,993,235	$10.81
Granted	1,566,107	0.56
Exercised	-	-
Forfeited	-	-
Outstanding, June 30, 2023	3,559,342	$6.30	6.9	$-

Exercisable, June 30, 2023	1,938,385	$9.43	5.4	$-

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents information related to stock options as of June 30, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.44	1,453,107	10	150,000
$2.11	100,000	-	-
$2.26	13,000	-	-
$5.03	662,887	2.6	662,887
$11.33	12,186	9.0	12,186
$11.58	728,430	5.8	728,430
$16.36	589,732	7.9	384,882
	3,559,342	5.4	1,938,385

Stock Warrants

On April 28, 2023, in connection with the Registered Offering, the Company issued five-year warrants to purchase 11,015,500 shares of common stock with a grant date value of $3,974,831. The warrants have an exercise price of $1.00 per share and were exercisable immediately.

The grant date fair value of stock warrants granted during the six months ended June 30, 2023 and 2022 was determined using the Black Scholes method, with the following assumptions used:

	Successor	Predecessor	Successor	Predecessor
	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Fair value of common stock on date of grant	$1.00	n/a	$1.00	n/a
Risk free interest rate	3.51%	n/a	3.51%	n/a
Expected term (years)	5 years	n/a	5 years	n/a
Expected volatility	n/a	n/a	n/a	n/a
Expected volatility	123%	n/a	123%	n/a
Expected dividends	n/a	n/a	n/a	n/a

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the warrant activity for the six months ended June 30, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2023	8,628,706	$10.75
Issued	11,015,500	1.00
Forfeited	(3,669)	11.58
Repriced - Old [1]	(863,500)	11.50
Repriced - New [1]	4,965,125	2.00
Outstanding, June 30, 2023	23,742,163	$4.02	4.6	$-

Exercisable, June 30, 2023	23,672,360	$4.37	4.6	$-

[1]	Warrants represent the reset of the exercise price of the PIPE Warrants to purchase 863,500 shares of common stock to their floor price of $2.00 per share. The warrants were presented as the old warrants going out and the new warrants coming in for ease of presentation.

The following table presents information related to stock warrants as of June 30, 2023:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.00	11,015,500	4.8	11,015,500
$2.00	4,965,125	4.5	4,965,125
$5.03	104,704	1.5	34,901
$6.90	1,271,904	4.5	1,271,904
$11.50	6,065,573	4.5	6,065,573
$11.58	319,357	0.5	319,357
	23,742,163	4.6	23,672,360

Effectiveness Failure

In connection with the Business Combination, the Company issued 8,635 shares of Series A Convertible Preferred Stock (the “PIPE Shares”), and common stock purchase warrants (each, a “PIPE Warrant”) to purchase 863,500 shares of common stock, at a purchase price of $1,000 per share and warrant, for an aggregate purchase price of $8,635,000 (the “PIPE Investment”) pursuant to subscription agreements dated July 20, 2022 (collectively, the “PIPE Subscription Agreements”). On or about February 20, 2023, the Company failed to have the SEC declare a registration statement effective (the “Effectiveness Failure”) which covered the Private Investment in Public Equity (“PIPE”) registrable securities within the time period prescribed by the PIPE Securities Purchase Agreement (the “SPA”). The SPA entitles the PIPE investors to receive registration delay payments (“Registration Delay Payments”) equal to 1.5% of each investor’s purchase price on the date of the Effectiveness Failure and every thirty days thereafter that the Effectiveness Failure persists. Failure to make the Registration Delay Payments on a timely basis result in the accrual of interest at the rate of 2.0% per month. On April 28, 2023, the proceeds from the Registered Offering were used to redeem substantially all of the PIPE Shares. See “Redemption of Series A Preferred Stock” above. As of the filing date of this document, the Company expects to have to make Registration Delay Payments of approximately $5,000 in the aggregate prior to curing the Effectiveness Failure.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 10 – Subsequent Events

July 2023 Public Offering

On July 26, 2023, the Company completed a public offering of 3,256,060 shares of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase 9,471,213 shares of common stock and common warrants (the “Common Warrants”) to purchase 12,727,273 shares of common stock at a combined public offering price of $0.165 per share which resulted in gross proceeds of $2.1 million (the “July 2023 Offering”). The Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The Common Warrants are exercisable immediately for a term of five-years and have an exercise price of $0.165 per share.

Warrants

On July 26, 2023, in connection with the July 2023 Offering, the Company amended the exercise price of certain warrants to purchase 1,377,996 shares of common stock for three investors from $1.00 to $0.165 per share.

Between August 2 and August 8, 2023, a July 2023 Offering investor exercised pre-funded warrants to purchase 3,971,213 shares of common stock at an exercise price of $0.0001 per share for total proceeds of $397.12.

Redemption of Series A Convertible Preferred Stock

On August 3, 2023, the Company entered into a redemption agreement and release with an investor which resulted in the Company redeeming 150 shares of Series A Convertible Preferred Stock for a cash payment of $230,000.

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

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should also be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Business Combination

On December 12, 2022 (the “Closing Date”), we consummated the previously announced Business Combination pursuant to the terms of that certain Business Combination Agreement (the “Business Combination Agreement”), by and among ZyVersa Therapeutics, Inc., a Florida corporation (“Old ZyVersa”), the representative of Old ZyVersa’s shareholders named therein (the “Securityholder Representative”), Larkspur Health Acquisition Corp., a Delaware corporation (“Larkspur”) and Larkspur Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Larkspur (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement (and upon all other conditions of the Business Combination Agreement being satisfied or waived), on the Closing Date of the Business Combination and transactions contemplated thereby (the “Business Combination”), (i) Larkspur changed its name to “ZyVersa Therapeutics, Inc.”, a Delaware corporation (the “Company”) and (ii) Merger Sub merged with and into Old ZyVersa (the “Merger”), with Old ZyVersa as the surviving company in the Merger and, after giving effect to such Merger, Old ZyVersa became a wholly-owned subsidiary of the Company (collectively the “Successor”).

Prior to the completion of the Business Combination, Larkspur was incorporated in Delaware on March 17, 2021 and ZyVersa Therapeutics, Inc. (“Predecessor”) was incorporated in the State of Florida on March 11, 2014 as Variant Pharmaceuticals, Inc. Merger Sub was incorporated in the state of Delaware on July 13, 2022. References to the “Company” or ZyVersa” refer to the Successor for the three and six months ended June 30, 2023, and to the Predecessor for the three and six months ended June 30, 2022.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $82,057,043 for the period from January 1, 2023 through June 30, 2023 (the “Successor Period”) and $5,752,707 for the period from January 1, 2022 through June 30, 2022 (the “Predecessor Period”). As of June 30, 2023, we had an accumulated deficit of approximately $87.0 million and cash of $0.2 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

●	progress development of VAR 200 and IC 100;

●	prepare and file regulatory submissions;

●	begin to manufacture our product candidates for clinical trials;

●	hire additional research and development, finance, and general and administrative personnel;

●	protect and defend our intellectual property; and

●	meet the requirements of being a public company.

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

Operating Expenses

Research and Development Expenses

Research and development expenses consist of costs incurred in the discovery and development of our product candidates, and primarily include:

●	expenses incurred under third party agreements with contract research organizations (“CROs”), and investigative sites, that conducted or will conduct our clinical trials and a portion of our pre-clinical activities;

●	costs of raw materials, as well as manufacturing cost of our materials used in clinical trials and other development testing;

●	expenses, including salaries, stock-based compensation and benefits of employees engaged in research and development activities;

●	costs of equipment, depreciation and other allocated expenses; and

●	fees paid for contracted regulatory services as well as fees paid to regulatory authorities including the U.S. Food and Drug Administration (the “FDA”) for review and approval of our product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2023 (Successor Period) and the three months ended June 30, 2022 (Predecessor Period)

The following table summarizes our results of operations for the Successor for the three months ended June 30, 2023 and for the Predecessor for the three months ended June 30, 2022.

	Successor	Predecessor
	For the Three	For the Three
	Months Ended	Months Ended	Favorable (Unfavorable)
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Operating expenses:
Research and development	$1,221	$719	$(501)	(69.7)%
General and administrative	3,929	1,164	(2,765)	(237.5)%
Impairment of in-process research and development	69,280	-	(69,280)	(100.0)%
Impairment of goodwill	11,895	-	(11,895)	(100.0)%
Total Operating Expenses	86,325	1,883	(84,441)	(4338.6)%

Loss from Operations	(86,325)	(1,883)	(84,441)	(4483.4)%

Other Income (Expense), Net	-	(121)	121	100.0%

Pre-tax net loss	(86,325)	(2,004)	(84,320)	4207.2%
Income tax benefit	7,812	-	7,812	100.0%
Net loss	$(78,513)	$(2,004)	$(76,508)	(3817.4)%

Research and Development Expenses

Research and development expenses were $1.2 million for the three months ended June 30, 2023, an increase of $0.5 million or 69.7% from the three months ended June 30, 2022. The increase is primarily attributable to an increase of $0.5 million in the costs of manufacturing of IC 100.

General and Administrative Expenses

General and administrative expenses were $3.9 million for the three months ended June 30, 2023, an increase of $2.8 million or 237.5% from the three months ended June 30, 2022. The increase is primarily attributable to $1.2 million of common stock granted to certain members of Larkspur Health LLC, a Delaware limited liability company (the “Sponsor”) in exchange for increasing the duration of their lockup period, $0.5 million in professional fees associated with being a public company, a $0.5 million increase in marketing costs for investor and public relations, $0.4 million in director and officer insurance, and $0.2 million for bonus accruals.

Impairment of In-Process Research and Development and Goodwill

Impairment of in-process research and development and impairment of goodwill were $69.3 million and $11.9 million, respectively compared to none for the three months ended June 30, 2022. The impairment is a result of the decline in stock value and the resulting market capitalization of the Company at June 30, 2023.

Other Income (Expense)

Total other income (expense), net was $0 for the three months ended June 30, 2023, an increase of $0.1 million or 100.3% from the three months ended, June 30, 2022. The change was a result of a decrease in interest expense of approximately $0.1 million as a result of convertible debt conversions to equity.

Comparison of the six months ended June 30, 2023 (Successor Period) and the six months ended June 30, 2022 (Predecessor Period)

The following table summarizes our results of operations for the Successor for the six months ended June 30, 2023 and for the Predecessor for the three months ended June 30, 2022.

	Successor	Predecessor
	For the Six	For the Six
	Months Ended	Months Ended	Favorable (Unfavorable)
(in thousands)	June 30, 2023	June 30, 2022	$ Change	% Change
Operating expenses:
Research and development	$2,277	$1,786	$(490)	(27.4)%
General and administrative	7,465	3,465	(4,000)	(115.4)%
Impairment of in-process research and development	69,280	-	(69,280)	(100.0)%
Impairment of goodwill	11,895	-	(11,895)	(100.0)%
Total Operating Expenses	90,917	5,252	(85,665)	(1631.2)%

Loss from Operations	(90,917)	(5,252)	(85,665)	(1631.2)%

Other Income (Expense), Net	1	(501)	502	100.2%

Pre-tax net loss	(90,916)	(5,753)	(85,163)	1480.4%
Income tax benefit	8,859	-	8,859	100.0%
Net loss	$(82,057)	$(5,753)	$(76,304)	(1326.04)%

Research and Development Expenses

Research and development expenses were $2.3 million for the six months ended June 30, 2023, an increase of $0.5 million or 27.4% from the six months ended June 30, 2022. The increase is primarily attributable to an increase of $0.5 million in the manufacturing costs of IC 100.

General and Administrative Expenses

General and administrative expenses were $7.5 million for the six months ended June 30, 2023, an increase of $4.0 million or 115.4% from the six months ended June 30, 2022. The increase is primarily attributable to an increase $1.2 million of common stock granted to certain members of the Sponsor in exchange for increasing the duration of their lockup period, $1.1 million in professional fees associated with being a public company, a $0.7 million increase in marketing costs for investor and public relations, and $0.4 million in payments for the Effectiveness Failure related to the PIPE Shares.

Impairment of In-Process Research and Development and Goodwill

Impairment of in-process research and development and impairment of goodwill were $69.3 million and $11.9 million, respectively compared to none for the six months ended June 30, 2022. The impairment is a result of the decline in stock value and the resulting market capitalization of the company at June 30, 2023.

Other (Income) Expense

Total other income (expense), net was $1,000 for the six months ended June 30, 2023, an increase of $0.5 million or 100.2% from the six months ended, June 30, 2022. The change was a result of a decrease in interest expense of approximately $0.3 million as a result of convertible debt conversions to equity and a decrease in the loss from the change in the fair value of the derivative liability of $0.2 million.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the Successor for the six months ended June 30, 2023 and for the Predecessor for the six months ended June 30, 2022:

	For the Six Months Ended June 30,		Increase
(in thousands)	2023	2022	(decrease)
Net cash provided by (used in)
Operating activities	$(4,997)	$(689)	$(4,308)
Financing activities	(677)	689	(1,366)
Net (Decrease) Increase in Cash	$(5,674)	$-	$(5,674)

Cash Flows from Operating Activities

Net cash used in operating activities was $5.0 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and for the six months ended June 30, 2022, the net cash used in operating activities was primarily attributable to the net loss of approximately $82.1 million and $5.8 million, respectively, offset by $74.8 million and $2.9 million, respectively, of net non-cash expenses, and approximately $2.3 million and $2.1 million, respectively, of cash generated by the levels of operating assets and liabilities, respectively.

Net Cash Provided by Financing Activities

Net cash (used in) provided by financing activities was ($0.7) million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Cash provided by financing activities during the six months ended June 30, 2023 primarily represented $10.5 million in cash paid for the redemption of Series A Preferred Stock and $1.2 million in registration and issuance costs associated with common stock issuances. This was offset by $11.0 million in proceeds from the issuance of common stock in a public offering.

Cash provided by financing activities during the six months ended June 30, 2022 primarily represented proceeds from the issuance of preferred stock and the receipt of investor deposits.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital deficiency at June 30, 2023 and December 31, 2022, respectively:

(in thousands)	June 30, 2023	December 31, 2022
Current Assets	$1,116	$6,363
Current Liabilities	$10,485	$8,188
Working Capital Deficiency	$(9,369)	$(1,825)

Since our inception in 2014 through June 30, 2023, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $0.2 million as of June 30, 2023 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $82.1 million for the six months ended June 30, 2023 and a net loss of $5.8 million for the six months ended June 30, 2022, and we had an accumulated deficit of $87.0 million at June 30, 2023. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2023 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of June 30, 2023 include approximately $10.5 million for accounts payable, accrued expenses, and our operating lease liability.

Post-Business Combination Capital Needs

We intend to raise additional capital in the future to fund our operations and continued development of VAR200 and IC100.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the Securities and Exchange Commission on March 31, 2023, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2022.

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.

Our common stock is currently listed for trading on The Nasdaq Global Market. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our common stock on The Nasdaq Global Market.

On June 9, 2023, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market, LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

The Notice has no immediate effect on the continued listing status of our common stock on the Nasdaq Global Market, and, therefore, our listing remains fully effective.

We are provided a compliance period of 180 calendar days from the date of the Notice, or until December 6, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before December 6, 2023, the closing bid price of our common stock closes at or above $1.00 per share for 10 consecutive business days, Nasdaq will provide written notification that we have achieved compliance with the minimum bid price requirement, and the matter would be resolved. If we do not regain compliance during the compliance period ending December 6, 2023, then Nasdaq may grant us a second 180 calendar day period to regain compliance, provided we (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Global Market, other than the minimum closing bid price requirement and (ii) notifies Nasdaq of its intent to cure the deficiency.

We will continue to monitor the closing bid price of our common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If we do not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel. Although we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our common stock may decline further and shareholders may lose some or all of their investment.

Unless our common stock continues to be listed on a national securities exchange it will become subject to the so-called “penny stock” rules that impose restrictive sales practice requirements.

If we are unable to maintain the listing of our common stock on Nasdaq or another national securities exchange, our common stock could become subject to the so-called “penny stock” rules if the shares have a market value of less than $5.00 per share. The SEC has adopted regulations that define a penny stock to include any stock that has a market price of less than $5.00 per share, subject to certain exceptions, including an exception for stock traded on a national securities exchange. The SEC regulations impose restrictive sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and “accredited investors” as defined by relevant SEC rules. These additional requirements may discourage broker-dealers from effecting transactions in securities that are classified as penny stocks, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell such securities in the secondary market. This means that if we are unable to maintain the listing of our common stock on a national securities exchange, the ability of stockholders to sell their common stock in the secondary market could be adversely affected.

If a transaction involving a penny stock is not exempt from the SEC’s rule, a broker-dealer must deliver a disclosure schedule relating to the penny stock market to each investor prior to a transaction. The broker-dealer also must disclose the commissions payable to both the broker-dealer and its registered representative, current quotations for the penny stock, and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the customer’s account and information on the limited market in penny stocks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 19, 2023, we issued 380,000 shares of our common stock to a consultant in consideration of services rendered.

On June 5, 2023, we issued 3,044,152 shares of common stock to certain investors in a private placement in exchange for increasing the duration of their lockup period until July 31, 2023.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description

4.1	Form of Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Amendment No. 2 to Form S-1 Registration Statement, File No. 333-272657, filed with the SEC on July 7, 2023).
4.4	Form of Common Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Amendment No. 2 to Form S-1 Registration Statement, File No. 333-272657, filed with the SEC on July 7, 2023).
4.5	Warrant Amendment (incorporated by reference to Exhibit 4.8.1 to the Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, File No. 333-272657, filed with the SEC on July 26, 2023).
10.1	Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 26, 2023).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101. INS	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed, herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 21, 2023	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: August 21, 2023	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

