Form 10-K
period 2023-12-31
ZyVersa Therapeutics, Inc.
filed 2024-03-25
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sales price of $8.61 for such shares on the Nasdaq Global Market on June 30, 2023) was approximately $5.6 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 21, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 7,594,863.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZYVERSA THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to realize the anticipated benefits of going public through our business combination with Larkspur Health Acquisition Corp., a special purpose acquisition company;

●	our ability to continue as a going concern;
●	the costs associated with our business;

●	our financial and business performance, including financial projections and business metrics;

●	our ability to achieve and maintain profitability in the future

●	our ability to effectively grow and expand operations;

●	the risk of disruption to our current plans and operations;

●	the potential for business or economic disruptions, including those caused by current and future pandemics, such as the COVID-19 pandemic;

●	our ability to maintain the listing of our securities on The Nasdaq Capital Market, and the potential liquidity and trading of our securities;

●	our ability to recognize the anticipated benefits of our business, which may be affected by, among other things, the ability to grow and manage our research and development and clinical activity, and retain key employees;

●	the impact of changes to applicable laws or regulations;

●	our future capital requirements and sources and uses of cash, including the ability to access sources of capital or raise financing in the future;

●	the strength of our network, effectiveness of its technology, and quality of the offerings provided through our platform;

●	the projected financial information, growth rate, strategies, and market opportunities for our business;

●	our ability to maintain our existing license agreements and other collaborative arrangements;

●	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions and limitations of any approved products in the future;

●	the success, cost and timing of our research and development strategies and activities;

●	our ability to successfully launch our product candidates and be accepted by the market;

●	our ability, assessment of, and strategies to compete with our competitors;

●	our ability to attract and retain talent and the effectiveness of our compensation strategies and leadership;

●	our ability to maintain our licenses and operate in the heavily regulated pharmaceutical industries;

●	our ability to prevent and guard against cybersecurity attacks;

●	our reliance on third-party service providers for processing payments, web and mobile operating systems, software, background checks, and insurance policies;

●	our ability to establish and maintain an effective system of internal controls over financial reporting;

●	the outcome of any known and unknown litigation and regulatory proceedings, including the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us that could impact our business;

●	our ability to maintain and protect our brand and intellectual property; and

●	other factors detailed under the section entitled “Risk Factors.”

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

We have two proprietary globally licensed drug development platforms, each of which was discovered by research scientists at the University of Miami, Miller School of Medicine (the “University of Miami” or “University”). These development platforms are:

●	Cholesterol Efflux MediatorTM, VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HPβCD”) is an injectable drug in clinical development for treatment of renal diseases. VAR 200 was licensed from L&F Research LLC on December 15, 2015. L&F Research was founded by the University of Miami research scientists who discovered the use of VAR 200 for renal diseases.

●	Inflammasome ASC Inhibitor IC 100 is a humanized monoclonal antibody in preclinical development for treatment of inflammatory conditions. IC 100 was licensed from InflamaCore, LLC on April 18, 2019. InflamaCore, LLC was founded by the University of Miami research scientists who invented IC 100.

We believe that each of our product candidates has the potential to treat numerous indications in their respective therapeutic areas. Our strategy is to focus on indication expansion to maximize commercial potential.

Our renal pipeline is initially focused on rare, chronic glomerular diseases. Our lead indication for VAR 200 is focal segmental glomerulosclerosis (“FSGS”). On January 21, 2020, we filed an Investigational New Drug application (“IND”) for VAR 200, and the United States Food and Drug Administration (“FDA”) has allowed our development plans to proceed to a Phase 2a trial in patients with FSGS based on the risk/benefit profile of the active ingredient (2HPβCD). Prior to initiating a Phase 2a trial in patients with FSGS, we are planning to initiate a small open-label Phase 2a trial in patients with diabetic kidney disease in H1-2024, in which we expect to obtain patient proof-of-concept data more quickly than in an ESGS trial. This will enable assessment of drug effects as patients proceed through treatment and will provide insights for developing a lager Phase 2a/b protocol in patients with FSGS. VAR 200 has pharmacologic proof-of-concept data in animal models representative of FSGS, Alport Syndrome, and diabetic kidney disease providing opportunity for indication expansion.

Our Inflammasome ASC Inhibitor IC 100, is nearing completion of preclinical development. Our focus is on advancing IC 100 toward a currently planned IND submission in Q4-2024, followed by initiation of a Phase 1 trial. IC 100 has pharmacologic proof-of-concept data in animal models representative of multiple sclerosis (“MS”) and acute respiratory distress syndrome (“ARDS”), and mechanistic proof of concept in animal models and/or tissue cultures representative of Alzheimer’s disease, spinal cord injury, and traumatic brain injury. Studies are underway in animal models representing Parkinson’s disease, atherosclerosis, and obesity. We anticipate that one or more lead indications for IC 100 will be selected based on data from our preclinical program.

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

For VAR 200, our lead renal indication is FSGS (VAR 200-01). For IC 100, we will select one or more lead indications prior to our IND filing planned for Q4-2024. This will be based on data from existing and future preclinical studies.

The following is a summary of the market for VAR 200’s current pipeline.

1.	Nephcure
2.	National Organization for Rare Disorders
3.	National Kidney Foundation

With the myriad of diverse diseases and conditions mediated by chronic inflammation, we believe IC 100 has potential to treat a multitude of inflammatory diseases. The following is a summary of the market for IC 100’s current pipeline.

1.	Quintanilla E, et al. Front Genet. 2021 December

2.	National Multiple Sclerosis Society

3.	IgA Nephropathy Market. DelveInsight Report, October, 2021

4.	National Cancer Institute

5.	Parkinson’s Foundation

6.	Huntington’s Disease Market. DelveInsight Report, October 2021
7.	Klimchak AC. et al. Am J Prev Cardiol. 2020 May

8.	Alzheimer’s Association 2023

9.	USDA National Institute of Food and Agriculture

Business Strategy

We seek to be recognized as a leading biopharmaceutical company at the forefront of innovation for patients with high unmet medical needs. We are committed to restoring health and transforming the lives of patients through development of biopharmaceutical products. Our strategy is to:

●

Advance development of Cholesterol Efflux MediatorTM VAR 200. We intend to advance development of VAR 200 by initiating a small Phase 2a trial in patients with diabetic kidney disease in H1-2024, in which we expect to obtain patient proof-of-concept data more quickly than in an FSGS trial. This will enable assessment of drug effects as patients proceed through treatment and will provide insights for developing a larger our Phase 2a/b protocol in patients with FSGS.

●	Advance our Inflammasome ASC Inhibitor IC 100 preclinical program. We intend to advance our IC 100 preclinical program toward a planned IND submission in Q4-2024. We currently have non-GLP toxicology data in mice and non-human primates (“NHP”) demonstrating no adverse effects nor anti-drug antibodies at doses as high as 300 mg/kg, and pharmacologic proof-of-concept data for IC 100 in animal models and/or tissue cultures representative of acute respiratory distress syndrome and multiple sclerosis, and mechanistic proof of concept in animal models representative of Alzheimer’s disease, spinal cord injury, and traumatic brain injury. Studies are underway in animal models representing Parkinson’s disease, atherosclerosis, and obesity. This will enable optimal selection of one or more lead indications to take into the clinic.

●	Capitalize on our indication expansion strategy to maximize the commercial potential for each of our product platforms by developing multiple indications in their respective therapeutic areas. Our current pipeline includes three potential indications for our Cholesterol Efflux MediatorTM Platform, VAR 200, (including, FSGS, Alport Syndrome, and diabetic kidney disease), and eight potential indications for our Inflammasome ASC inhibitor IC 100 platform (including, ARDS, multiple sclerosis, IgA nephropathy, Parkinson’s Disease, Huntington’s Disease, atherosclerosis, early Alzheimer’s disease, and obesity. We intend to leverage our knowledge from preclinical and clinical programs from both product platforms to identify other opportunities for indication expansion.

●	Maintain rights to develop and commercialize our product candidates. We intend to maintain the rights to develop and commercialize our product candidates in the United States, while pursuing strategic alliances and collaborations with other pharmaceutical companies to accelerate development, share risk, supplement our resources and maximize potential outside the United States.

●	Expand our product candidate portfolio. We plan to expand our product portfolio by leveraging our expertise in development and commercialization to identify and in-license additional drug candidates with significant clinical and commercial potential. In addition to indication expansion for our VAR 200 and IC 100 platforms, our business strategy includes identifying and opportunistically acquiring development and commercialization rights to technologies relating to the treatment of kidney and inflammatory diseases.

●	Continue to strengthen and expand our intellectual property portfolio. The intellectual property for VAR 200 is comprised of a portfolio of issued and pending patents in the United States and other countries. We have 2 patent families covering glomerular disorders and disease, and diabetic kidney disease. Likewise, we plan to seek orphan drug designation for FSGS and Alport Syndrome, which would provide 7 years exclusivity in United States and 10 years in European Union, if approved for each of those jurisdictions. Intellectual Property for IC 100 is comprised of a portfolio of issued and pending patents in the United States and other countries. We have 5 patent families covering composition of matter, biomarkers, and methods of use. Additionally, we plan to seek orphan exclusivity for any rare disease indications we develop for IC 100. For both product platforms, our proprietary position is reinforced by additional technical know-how and trade secrets. We plan to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates by filing for patents or other applicable intellectual property protection covering new or enhanced proprietary technology, and new formulations, dosing regimens, and administration routes in development.

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

Our Product Candidates

Cholesterol Efflux Mediator TM, VAR 200 (2-hydroxypropyl-beta-cyclodextrin, 2HPβCD)

Cholesterol Efflux Mediator VAR 200 is an injectable drug in clinical development for treatment of chronic glomerular diseases, initially focusing on FSGS. Prior to initiating a Phase 2a trial in patients with FSGS, we are planning to conduct a small Phase 2a trial in patients with diabetic kidney disease, which we expect will provide patient proof-of-concept more quickly than an FSGS study. Alport Syndrome and diabetic kidney disease indications may be pursued based on our indication expansion strategy.

VAR 200 was developed with the intent to preserve renal structure and function and reduce proteinuria that leads to glomerular disease progression by mediating removal of excess cholesterol that damages renal glomeruli. Although our lead renal indication is FSGS (VAR 200-01), we are planning to initiate a small Phase 2a trial in patients with diabetic kidney disease in H1-2024, in which we expect to obtain patient proof-of-concept data more quickly than in an FSGS trial. This will enable assessment of drug effects as patients proceed through treatment and will provide insights for developing a larger Phase 2a/b protocol in patients with FSGS. Based on the anticipated data and key learnings from these trials, we may progress development of VAR 200 for Alport Syndrome (VAR 200-02) and for diabetic kidney disease (VAR 200-03) based on our indication expansion strategy.

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

Inflammasome ASC Inhibitor IC 100

IC 100 is a humanized monoclonal antibody inflammasome ASC inhibitor in preclinical development for the treatment of numerous inflammatory diseases. IC 100 was developed with the intent of attenuating chronic aberrant inflammation that is pathogenic in a multitude of inflammatory diseases by blocking initiation and perpetuation of the innate inflammatory response to stop disease progression and improve quality of life.

A lead indication has not yet been identified for IC 100. Our focus is on advancing IC 100 toward a planned submission of an IND application in Q4-2024, which we intend to be followed by initiation of a Phase 1 trial. IC 100 has pharmacologic proof-of-concept data in animal models representative of ARDS and MS, and mechanistic proof of concept in animal models and/or tissue cultures representative of Alzheimer’s disease, spinal cord injury, and traumatic brain injury. Studies are underway in animal models representing Parkinson’s disease, atherosclerosis, and obesity. One or more lead indications for IC 100 will be selected based on data from our preclinical program.

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

Inflammasome ASC Inhibitor IC 100 Mechanism of Action

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

Alzheimer’s Disease (AD)

To determine the role of inflammasome activation in AD and its progression, a panel of commercially available antibodies were used to identify Aβ and pTau, and the inflammasome proteins, NLRP1, NLRP3, and caspase-1 in postmortem human brains with and without intermediate AD neuropathological changes. Expression of inflammasome proteins NLRP1, NLRP3, ASC, and caspase-1 occurred early in AD, indicating that multiple inflammasome pathways are associated with AD development. NLRP1 was expressed primarily in neurons and NLRP3 was expressed primarily in microglia.

Additionally, IC 100, which targets ASCPYD and a commercially available anti-ASC antibody targeting ASCcard, were used to determine the cell-type distribution of ASC in postmortem brains from donors with AD. Labeled IC 100, targeting ASCPYD demonstrated binding to ASC in neurons, whereas labeled antibody targeting ASCcard demonstrated binding to ASC in microglia. Data suggest that IC 100 can target neurons in the early stages of AD, with potential to reduce inflammasome activation.

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

Current Diabetic Nephropathy Treatments and Limitations

High blood sugar, or “hyperglycemia,” has been shown to be a major determinant of the progression of diabetic nephropathy, so good blood glucose control is a key to management of the condition. As with other kidney diseases, there are no renal-specific drug therapies. Control of blood pressure using ACE inhibitors and ARBs is standard of care. New treatment guidelines recommend sodium-glucose co-transporter 2 (“SGLT2”) inhibitors for patients with Type 2 diabetes and diabetic nephropathy. SGLT2 inhibitors have been proven to improve kidney and cardiovascular outcomes in this population, and are becoming standard of care.

Despite the addition of SGLT2 inhibitors to standard of care, there is still disease progression. We believe there is a significant unmet need for effective diabetic nephropathy-specific treatments that can delay disease progression, prevent end-stage renal disease, and improve patients’ quality of life.

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

Strategic Alliances and Arrangements

L&F Research LLC License Agreement

We entered into a License Agreement with L&F Research LLC (“L&F Research”) effective December 15, 2015, as amended (the “L&F License Agreement”), pursuant to which L&F Research granted us an exclusive, royalty-bearing, worldwide, sublicensable license under the patent and intellectual property rights and know-how specific to and for the development and commercialization of VAR 200, for the treatment, inhibition or prevention of kidney disease in humans and symptoms thereof, including FSGS. L&F Research was founded by the VAR 200 inventors and researchers at the University of Miami Miller School of Medicine, who licensed the intellectual property from the University of Miami. Pursuant to the L&F License Agreement, we (i) paid L&F Research an upfront license fee of $200,000 upon signing; (ii) agreed to make additional payments to L&F Research upon the achievement of certain development milestones up to an aggregate maximum of $21.5 million; and (iii) agreed to pay L&F Research royalty payments on net sales of any resulting product upon the achievement of certain net sales milestones, ranging from 5% to 10% based on certain annual net sales thresholds. In addition, upon the signing of and pursuant to the L&F License Agreement, we issued to L&F Research four (4) warrants (the “L&F Warrants”), exercisable in the aggregate for 25,113 shares of our common stock upon certain terms and conditions set forth in the L&F License Agreement and the L&F Warrants.

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

On March 29, 2023, the Company paid the $648,421 of cash to L&F, thus meeting the conditions of Waiver A, which also had the effect of canceling the Note Receivable and the Put Option.

On January 30, 2024, the Company paid $500,000 of cash to L&F, thus meeting the conditions of Waiver B.

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

InflamaCORE, LLC License Agreement

We entered into a License Agreement with InflamaCORE, LLC (“InflamaCORE”) effective as of April 18, 2019 (the “InflamaCORE License Agreement”), pursuant to which InflamCORE granted us an exclusive, worldwide, royalty-bearing, sublicensable license to patents, intellectual property rights, technology, and know-how to and for the development and commercialization of IC 100, in all therapeutic and diagnostic uses in all diseases and conditions. InflamaCORE was founded by the IC 100 inventors and researchers at the University of Miami Miller School of Medicine, who licensed the intellectual from the University of Miami and Selexis SA, a cell line development company in Switzerland. Pursuant to the InflamaCORE License Agreement, we (i) paid InflamaCORE an upfront license fee of $346,321.08 upon signing; (ii) agreed to make additional payments to InflamaCORE upon the achievement of certain development milestones up to an aggregate maximum of $22.5 million; (iii) agreed to pay InflamaCORE royalty payments on net sales of certain resulting products upon the achievement of certain net sales milestones, ranging from 5% to 10% depending on the level of net sales; (iv) agreed to pay University of Miami royalty payments on net sales of certain resulting products upon the achievement of certain net sales milestones, ranging from 3% to 6% of net sales, depending on the level of net sales; and (v) were granted a sublicense to all third-party technologies, including the Selexis cell line technology, and agreed to pay to InflamaCORE the obligations of their Selexis license. Pursuant to the Selexis license, we paid an upfront license fee to Selexis of CHF 50,000. We are also obligated to pay to Selexis (through reimbursement of InflamaCORE) (i) an annual maintenance fee of CHF 10,000, (ii) payments upon the achievement of certain development milestones up to an aggregate maximum of approximately CHF 1.1 million, and (iii) a royalty payment on net sales equal to a low single digit. Additionally, upon the execution of and pursuant to the InflamaCORE License Agreement, we issued (i) 5,714 shares of our common stock to the University of Miami, (ii) and four (4) warrants to InflamaCORE (the “InflamaCORE Warrants”) exercisable in the aggregate for 28,571 shares of our common stock upon certain terms and conditions set forth in the InflamaCORE License Agreement and the InflamaCORE Warrants.

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

Research and Development

We spent approximately $5.4 million for the Predecessor period from January 1, 2022 through December 12, 2022 and $0.4 million for the Successor Period from December 13, 2022 through December 31 2022 and $3.2 million for the year ended December 31, 2023.

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

Pursuant to the L&F License Agreement, we have an exclusive, sublicensable, worldwide license to the inventions relating to 2-hydroxypropyl-beta-cyclodextrin (“2HPβCD”) for the treatment of kidney disease in humans, including FSGS, as described in certain method-of-use patents and pending applications filed in the United States and selected foreign countries (Canada, China, Europe, Japan, and Mexico) from two international patent applications filed pursuant to the provisions of the Patent Cooperation Treaty (“PCT”). Currently, there are 4 issued United States patents and 14 foreign granted or allowed applications. These patents, and any patents that issue from the pending applications, are anticipated to have a term to at least 2033, absent of any patent term adjustments or extensions.

Pursuant to the InflamaCORE License Agreement, we have an exclusive, sublicensable, worldwide license to the inventions relating to recognition, diagnosis, and treatment of inflammatory responses and inflammation mediated by inflammasomes and components thereof, including but not limited to IC 100 which is a humanized IgG4 antibody directed against a specific amino acid sequence of the pyrin domain of Apoptosis-associated speck-like protein (“ASC”). The patent portfolio for IC 100 includes 5 patent families covering composition of matter, biomarker, and method-of-use patents and their related national stage filings in the United States and selected foreign countries (Australia, Brazil, Canada, Chile, China, Colombia, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, Philippines, Singapore, South Africa, South Korea, Thailand, Vietnam). Currently, there are 5 issued United States patents, 10 foreign granted patents or allowed applications and 58 pending applications. These patents, and any patents that issue from the pending applications, are anticipated to have a term at least 2028, absent of any patent term adjustments or extensions.

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

On February 24, 2023, we filed two trademark applications for (1) Cholesterol Efflux Mediator™ and (2) Lipid Efflux Mediator™ for pharmaceutical preparations for treatment of renal diseases and disorders. No other applications for trademark protection have been filed for any names or logos for products or technologies in development. We plan to seek trademark protection inside and outside of the United States where available and when appropriate. We intend to use these marks in connection with our pharmaceutical product candidates currently in development as added levels of intellectual property protection for our proprietary technologies.

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

The NDA and Biologics License Application (BLA) Approval Processes

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

Properties

On January 18, 2019, the Company entered into a lease agreement (the “Lease”) for approximately 3,502 square feet of office space located at 2200 North Commerce Parkway, Suite 208, Weston, Florida 33326. The lease term is for 60 months beginning in January 2019 and ends in January 2024. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064. We believe that our existing facility is adequate for our current needs, but additional office space may be required in connection with any anticipated expansion of our staff.

Employees

As of December 31, 2023, we had seven (7) full time employees. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

Corporate Information

We were incorporated under the name “Larkspur Health Acquisition Corp.” on March 17, 2021 under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving one or more other businesses. On December 12, 2022, we changed our name to “ZyVersa Therapeutics, Inc.” in connection with our business combination (the “Business Combination’) with ZyVersa Therapeutics, Inc., a Florida corporation (“Old ZyVersa”). Our principal executive offices are located at 2200 North Commerce Parkway, Suite 208, Weston, Florida 33326. Our telephone number is (754) 231-1688 and our website address is https://www.zyversa.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Business Conduct and Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

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

Item 1A. RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize, our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

Summary

Our business is subject to numerous risks and uncertainties. The following summarizes key risks and uncertainties that could materially adversely affect us. You should read this summary together with the more detailed risk factors contained below.

●	Our current or future product candidates may never be approved or achieve commercial market acceptance;

●	We are a development stage company with a limited operating history and no revenues and there are a number of factors that may affect our business prospects;

●	To date, we do not have data to support regulatory approval of any of our drug products, we have no products approved for commercial sale in any jurisdiction, and we have not generated any revenue from product sales;

●	We will need additional capital to develop and commercialize our product candidates. If we are unable to raise sufficient capital, we would be forced to delay, reduce or eliminate our product development programs;

●	Our business is dependent on the successful development, regulatory approval and commercialization of our product candidates, in particular VAR 200 and IC 100;

●	Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration;

●	We may not realize the anticipated benefits of our business, and any acquisition, strategic relationship, joint venture or investment could disrupt our business and harm our operating results and financial condition;

●	If we are unable to manage our growth and expand our operations successfully, our reputation, brands, business and results of operations may be harmed;

●	We are subject to risks related to our dependency on our key management members and other key personnel, as well as attracting, retaining and developing qualified personnel in a highly competitive talent market;

●	We may be subject to litigation risks and may face liabilities and damage to our professional reputation as a result;

●	Our business is subject to extensive domestic and foreign regulations that may subject us to significant costs and compliance requirements;

●	We may be subject to risks related to our status as an emerging growth company within the meaning of the Securities Act;
●	Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations which could have a material adverse effect on our business and stock price;

●	We may be unable to continue as a going concern.

●	If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected;

●	The requirements of being a public company may strain our resources, result in litigation and divert management’s attention;

●	An active trading market for our Common Stock may never develop or be sustained;

●	The price of our Common Stock may be volatile, which could result in substantial losses for investors;
●	Claims by third parties that we infringe or misuse their proprietary technology could subject us to significant liability and could force us to redesign our services and products or to incur significant costs; and

●	If we are unable to protect our intellectual property effectively, our business would be harmed.

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

We have never been profitable and do not expect to be profitable for the foreseeable future. As of December 31, 2023, our accumulated net loss was approximately $170 million, inclusive of the period prior to the Business Combination period. We have devoted most of our financial resources to our organizational and capital-raising activities and negotiating our license agreements, and other strategic partnerships and collaborations. We have not completed development of any product candidate through the receipt of marketing approval, and we have therefore not generated any revenues from product sales. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We expect to incur increased expenses as we continue the clinical development of VAR 200 and preclinical development of IC 100 and other product candidates that we may seek to develop and for which we may seek marketing approval in the United States and elsewhere. We also expect an increase in our expenses associated with creating additional infrastructure (including hiring additional personnel) to commence clinical trials and continue the development and commercialization of VAR 200 and IC 100 and other product candidates that we may seek to develop. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are a development stage pharmaceutical company with no commercial products. Our primary product candidates are in the process of being developed and will require significant additional preclinical and clinical development and investment before they could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidates, seeking regulatory approval for those product candidates, and pursuing their commercialization in the United States and other markets. Our independent registered public accounting firm’s report for the year ended December 31, 2023, contains an explanatory paragraph that expresses doubt about our ability to continue as a going concern. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular, we believe that our current cash on hand will only be sufficient to meet our anticipated cash requirements through the second quarter of 2024. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the value of our capital stock and our ability to raise new capital or to enter into critical contractual relations with third parties.

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

During the audit for the 2023 fiscal year, we identified a material weakness due to insufficient segregation of duties in our finance and accounting function because of our limited personnel.

Our management plans to establish procedures to monitor and evaluate the effectiveness of our internal controls on an ongoing basis and are committed to taking further action and implementing necessary enhancements or improvements. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting during 2023. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

We may not be successful in our efforts to use and expand our development platform to build a pipeline of product candidates.

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

Our ability to compete in the highly competitive pharmaceuticals industry depends upon our ability to attract and retain highly qualified managerial, scientific, medical, sales and marketing and other personnel. We are highly dependent on our management, including: Stephen C. Glover, Peter Wolfe and Karen A. Cashmere. The loss of the services of any of these individuals could impede, delay or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could negatively impact our ability to successfully implement our business plan. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. In order to retain valuable employees at our company, in addition to salary and cash incentives, we provide stock options that vest over time. The value to employees of stock options that vest over time will be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract offers from other companies.

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

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and any rules promulgated thereunder, as well as the rules of Nasdaq. The requirements of these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight will be required and, as a result, management’s attention may be diverted from other business concerns. These rules and regulations can also make it more difficult for us to attract and retain qualified independent members of our board of directors. Additionally, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements can have a material adverse effect on our operations, business, financial condition or results of operations.

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

We must continue to improve our internal control over financial reporting. We are required to make a formal assessment of the effectiveness of its internal control over financial reporting and once we cease to be an emerging growth company, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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

The market price of our Common Stock may fluctuate due to a variety of factors, including:

●	the development and approval of our product candidates;

●	the timing of the launch and commercialization of our product candidates, if they are approved, and the degree to which such launch and commercialization meets the expectations of securities analysts and investors;

●	actual or anticipated fluctuations in our operating results, including fluctuations in our quarterly and annual results;

●	operating expenses being more than anticipated;

●	the failure or discontinuation of any of our product development and research programs;

●	changes in the structure or funding of research at academic and research laboratories and institutions, including changes that would affect their ability to purchase our instruments or consumables;

●	the success of existing or new competitive businesses or technologies;

●	announcements about new research programs or products of our competitors;

●	developments or disputes concerning patent applications, issued patents or other proprietary rights;

●	the recruitment or departure of key personnel;

●	litigation and governmental investigations involving us, our industry or both;

●	regulatory or legal developments in the United States and other countries;

●	volatility and variations in market conditions in the life sciences technology sector generally, or the proteomics or genomics sectors specifically;

●	investor perceptions of us or our industry;

●	the level of expenses related to any of our research and development programs or products;

●	actual or anticipated changes in our estimates as to our financial results or development timelines, variations in our financial results or those of companies that are perceived to be similar to us or changes in estimates or recommendations by securities analysts, if any, that cover our Common Stock or companies that are perceived to be similar to us;

●	whether our financial results meet the expectations of securities analysts or investors;

●	the announcement or expectation of additional financing efforts;

●	sales of our Common Stock by us or by our insiders or other stockholders;

●	the expiration of market standoff or lock-up agreements;

●	general economic, industry and market conditions; and

●	pandemics, natural disasters or major catastrophic events.

These market and industry factors may materially reduce the market price of our Common Stock regardless of our operating performance.

Recently, stock markets in general, and the market for life sciences technology companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our Common Stock, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our Common Stock and warrants. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.

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

Our Common Stock is currently listed for trading on The Nasdaq Capital Market. We must satisfy the continued listing requirements of Nasdaq, to maintain the listing of our Common Stock on The Nasdaq Capital Market.

On June 9, 2023, the Company received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Global Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Notice”).

We were provided a compliance period of 180 calendar days from the date of the Notice, or until December 6, 2023, to regain compliance with the Minimum Bid Price Requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On November 14, 2023, Nasdaq issued a letter to the Company that as of November 13, 2023, it determined that the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days. Accordingly, the Company is subject to the provisions contemplated under Listing Rule 5810(c)(3)(A)(iii). As a result, Nasdaq had determined to delist the Company’s securities from The Nasdaq Global Market, on November 16, 2023, unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

To regain compliance with the Minimum Bid Price Requirement, the Company effected a reverse stock split at a ratio of 1-for-35 on December 5, 2023 (the “2023 Reverse-Stock-Split”). The 2023 Reverse Stock Split caused the Company’s common stock to trade above $1.00, however, it dropped below $1.00, but the common stock did not close at a price of over $1.00 for 10 consecutive trading days in order to regain compliance with the Minimum Bid Price Requirement. Following the 2023 Reverse Stock Split, the Company regained compliance with the Low Priced Stock Rule.

The Company subsequently requested and received a hearing (the “Nasdaq Hearing”) from the Panel. Following the Nasdaq Hearing, which was held on January 25, 2024, The Panel, by written decision dated February 5, 2024, granted the Company’s request for an exception to the Minimum Bid Price Requirement until May 3, 2024.

Accordingly, we believe that effecting a subsequent reverse split is our best option for meeting the Minimum Bid Price Requirement for continued listing on The Nasdaq Global Market. A decrease in the number of outstanding shares of our common stock resulting from a reverse split should, absent other factors, assist in ensuring that the per share market price of our common stock remains above the requisite price for continued listing. However, we cannot provide any assurance that our minimum bid price would remain over the Minimum Bid Price Requirement of The Nasdaq Global Market following a reverse split.

Moreover, on September 1, 2023, the Company received a letter from Nasdaq stating that for the last 30 consecutive business days, the Company is not in compliance with the requirement of a minimum Market Value of Publicly Held Shares (“MVPHS”) of $5,000,000 for continued listing on the Nasdaq Global Market, as set forth in Nasdaq Listing Rule 5450(b)(1)(C).

In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has a period of 180 calendar days, or until February 28, 2024, to regain compliance with the minimum MVPHS requirement. To regain compliance, the minimum MVPHS of the Company’s Common Stock must meet or exceed $5,000,000 for a minimum of ten consecutive business days during this 180-calendar day compliance period.

If we fail to continue to meet all applicable Nasdaq Global Market requirements in the future and Nasdaq determines to delist our Common Stock, the delisting could substantially decrease trading in our Common Stock; adversely affect the market liquidity of our Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our Common Stock may decline further and stockholders may lose some or all of their investment.

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

On January 27, 2023, we filed an amendment (the “Amendment”) to our current report on Form 8-K/A filed on December 16, 2023 (the “Original 8-K/A”); the Amendment was filed solely to replace entirely the unaudited pro forma condensed combined financial information included on the Original 8-K/A and which was included in our registration statement on Form S-4 relating to the Business combination. The unaudited pro forma condensed combined financial information previously reflected management’s estimates based on information available at the consummation of the Business Combination and was subject to change as additional information became available and analysis was performed. We updated the unaudited pro forma condensed combined financial information upon completion of our analysis to now reflect the Business Combination as a forward merger of Old ZyVersa as it was determined that Old ZyVersa is a variable interest entity. The unaudited pro forma condensed combined financial information and related notes thereto reflects fair value adjustments to the net assets of Old ZyVersa acquired by the Company, which primarily consist of in-process research and development intangible assets which are indefinite-lived. As a result of the changes to the unaudited pro forma condensed combined financial information, we may face potential litigation or other disputes which may include, among other things, litigation involving our shareholders, claims invoking the federal and state securities laws, contractual claims or other claims arising from such changes. As of the date of this document, we have no knowledge of any such claims, litigation or disputes. However, we can provide no assurance that such, claims, litigation or disputes will not arise in the future. Any such claims, litigation or disputes, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

Our directors, executive officers, holders of more than 5% of our outstanding shares of Common Stock and their respective affiliates beneficially own a significant percentage of the outstanding shares of Common Stock. As a result, these stockholders, if they act together, may significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that our other stockholders may believe is in their best interests. This in turn could have a material adverse effect on our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Our reverse stock split may decrease the liquidity of the shares of our Common Stock.

We effected a 1-for-35 reverse stock split on December 4, 2023. The liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock splits. In addition, the reverse stock splits increase the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following a reverse stock split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.

Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split, including the 1-for-35 reverse stock split we effected on December 4, 2023, will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve. The primary intent for the 1-for-35 reverse stock split we effected on December 4, 2023 was that the anticipated increase in the price of our Common Stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of Common Stock would help us meet the minimum bid price requirement pursuant to Nasdaq Listing Rules. It cannot be assured that a reverse stock split, including the 1-for-35 reverse stock split we effected on December 4, 2023, will result in any sustained proportionate increase in the market price of our Common Stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success, which are unrelated to the number of shares of our Common Stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Our use of information systems for using, transmitting and storing data is a vital aspect of our business operations. Information systems can be vulnerable to a range of cybersecurity threats that could potentially have a material impact on our business strategy, results of operations and financial condition.

Cybersecurity is a key category within our risk management efforts, and our cybersecurity risk management is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to the Company’s information systems. Our cybersecurity risk management and strategy is based upon utilizing systems that are cloud based which require multifactor authentication to access. Due to our small size, we partner with a third-party service provider which utilizes multiple security operations centers. The security operations centers maintain, monitor, mitigate and alert on threats against the cloud systems that we utilize. If a risk is identified the security operations center has the ability to shut down access to any user in the organization.

The Audit Committee of our Board of Directors is responsible for oversight of the Company’s cyber-risk management and management’s role is to assist the Audit Committee in identifying and considering material cybersecurity risks, ensure implementation of management and employee level cybersecurity practices and training and provide the Audit Committee with unrestricted access to Company personnel and documents regarding any cybersecurity attacks or vulnerabilities.

We also require our employees to participate in cybersecurity training and awareness programs. Company’s employees are expected to help safeguard the Company’s information systems and to assist in the discovery and reporting of cybersecurity incidents. These programs are intended to decrease cybersecurity risks associated with human error and foster a culture of cybersecurity consciousness.

To date, the risks from cybersecurity threats, including as a result of any previous immaterial cybersecurity incidents, have not materially affected, or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. While our insurance covers certain cybersecurity related matters, the costs related to cybersecurity threats or disruptions may not be fully insured.

ITEM 2. PROPERTIES

Our principal executive offices are located at 2200 North Commerce Parkway, Suite 208, Weston, Florida 33326. On January 18, 2019, we entered into a lease agreement (the “Lease”) for office space located at this facility, with a lease term of 60 months beginning in January 2019 and ending in January 2024. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064. We believe that our existing facility is adequate for our current needs, but additional office space may be required in connection with any anticipated expansion of our staff.

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

Holders

As of March 21, 2024, there were approximately 95 holders of record of our common stock. These numbers do not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

Except as listed below, there were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K since January 1, 2023.

●	On December 14, 2023 we issued 90,000 shares of our common stock to a consultant in consideration of services rendered at a deemed issuance price of $0.738 per share.

●	On January 2, 2024 we issued 90,000 shares of our common stock to a consultant in consideration of services rendered at a deemed issuance price of $0.880 per share.

The issuance of the shares of common stock as described above were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

Our lead renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HβCD”), is in development to treat multiple renal indications. Our lead anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal antibody in development to treat multiple inflammatory diseases.

Business Combination

On December 12, 2022 (the “Closing Date”), we consummated the previously announced Business Combination pursuant to the terms of that certain Business Combination Agreement, by and among Old ZyVersa, the representative of Old ZyVersa’s shareholders named therein (the “Securityholder Representative”), Larkspur Health Acquisition Corp., a Delaware corporation (“Larkspur”) and Larkspur Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Larkspur (“Merger Sub”). Pursuant to the terms of the Business Combination Agreement (and upon all other conditions of the Business Combination Agreement being satisfied or waived), on the date of the consummation (the “Closing Date”) of the Business Combination and transactions contemplated thereby (the “Business Combination”), (i) Larkspur changed its name to “ZyVersa Therapeutics, Inc.”, a Delaware corporation (the “Company”) and (ii) Merger Sub merged with and into Old ZyVersa (the “Merger”), with Old ZyVersa as the surviving company in the Merger and, after giving effect to such Merger, Old ZyVersa became a wholly-owned subsidiary of the Company.

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

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $98,297,946 for the year ended December 31, 2023 and $75,018 for the period from December 13, 2022 through December 31, 2022 (the “Successor” periods) and $14,047,607 for the period from January 1, 2022 through December 12, 2022 (the “Predecessor” period). As of December 31, 2023, we had an accumulated deficit of approximately $103.2 million and cash of $3.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Other (Income) Expense

Interest expense includes interest on indebtedness and accretion of debt discount which are associated with the Predecessor unsecured convertible promissory notes which bear interest at a rate equal to 6% per annum.

Change in fair value of derivative liability represents the periodic mark-to-market of the Predecessor derivative liabilities. The Company recorded derivative liabilities that were measured at fair value at issuance, related to the redemption features and put options of certain Predecessor convertible notes payable.

Results of Operations

Comparison of the years ended December 31, 2023 and December 31, 2022

The following table summarizes our results of operations for the Successor for the year ended December 31, 2023 (the “2023 Period”) and for the Successor period December 13, 2022 through December 31, 2022 and for the Predecessor for the period from January 1, 2022 through December 12, 2022 (collectively the “2022 Period”):

	Successor		Predecessor
	For the Twelve Months Ended	For the period December 13 through	For the period January 1 through
	December 31,	December 31,	December 12,
(in thousands)	2023	2022	2022
Operating expenses:
Research and development	$3,208	$400	$5,408
General and administrative	11,213	420	7,605
Impairment of in-process research and development	81,438	-	-
Impairment of goodwill	11,895	-	-
Total Operating Expenses	107,754	820	13,013

Loss from Operations	(107,754)	(820)	(13,013)

Other Income (Expense), Net	-	-	(1,035)

Pre-tax net loss	(107,754)	(820)	(14,048)
Income tax benefit	9,456	745	-
Net loss	$(98,298)	$(75)	$(14,048)

Research and development expenses

Research and development expenses for the 2023 Period were $3.2 million, a decrease of $2.6 million or 44.8% from $5.8 million for the 2022 Period. The decrease in research and development expenses was primarily due to spending for materials supplies for manufacturing in 2022 that were not required in 2023 as manufacturing was completed in 2022.

General and administrative expenses

General and administrative expenses for the 2023 Period were $11.2 million, an increase of $3.2 million or 39.7% from $8.0 million for the 2022 Period. The increase is primarily attributed to increased costs for legal and professional fees of $2.7 million, investor and public relations fees of $1.2 million, and increased director and officer insurance of $1.3 million, all due to increased costs associated with being a public company. These were offset by reduced business combination transaction costs of $2.2 million.

Impairment of in-process research and development and Impairment of goodwill

Impairment of in-process research and development and impairment of goodwill were $81.4 million and $11.9 million, respectively for the 2023 Period. The impairment is a result of the decline in stock value and the resulting market capitalization of the Company during the 2023 Period.

Other (income) expense

Total other expense, net for the 2023 Period was $0 as compared to $1.0 million for the 2022 Period. The 2022 Period included interest expense of approximately $0.4 million as a result of Predecessor convertible debt (converted to equity at the time of the Business Combination), plus a change in the fair value of the derivative liabilities of $0.6 million in the 2022 Period.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the 2023 Period and 2022 Period:

	Successor		Predecessor
	For the Twelve Months Ended	For the period December 13 through	For the period January 1 through
	December 31,	December 31,	December 12,
(in thousands)	2023	2022	2022
Net cash provided by (used in)
Operating activities	$(8,721)	$(3,394)	$(1,495)
Financing activities	5,956	-	1,865

Cash Flows from Operating Activities

Net cash used in operating activities for the 2023 Period was $8.7 million, a increase of $3.8 million or 78.4% from $4.9 million for the 2022 Period. The net cash used in operating activities during the 2023 Period and the 2022 Period was primarily attributable to the net loss of $98.3 million and $14.1 million, respectively, partially offset by $87.0 million and $3.6 million, respectively, of net non-cash expenses, and approximately $2.6 million and $5.6 million, respectively, of cash generated by the levels of operating assets and liabilities, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the 2023 Period was $6.0 million, a decrease of $4.1 million or 219% from $1.9 million for the 2022 Period. Cash provided by financing activities during the 2023 Period represented net proceeds of $15.7 million from the issuance of common stock in a public offering and $1.0 million of exercise proceeds from a warrant inducement offer, partially offset by a $10.7 million redemption of Series A preferred stock. During the 2022 Period we received $2.0 million from the issuance of preferred stock in a private placement.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital deficiency at December 31, 2023 and 2022, respectively:

	Successor
	December 31,	December 31,
(in thousands)	2023	2022
Current Assets	$3,353	$6,363
Current Liabilities	$10,195	$8,188
Working Capital Deficiency	$(6,842)	$(1,825)

Since our inception in 2014 through December 31, 2023, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $3.1 million as of December 31, 2023 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of the Company’s efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $98.3 million for the 2023 Period and a net loss of $14.1 million for the 2022 Period and we had an accumulated deficit of $103.2 million at December 31, 2023. Subsequent to December 31, 2023, we received proceeds of $2.7 million upon the exercise of certain warrants. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2023 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of December 31, 2023 include approximately $10.2 million for accounts payable and accrued expenses. There are no cash requirements for long term liabilities at December 31, 2023.

Post-Business Combination Capital Needs

We expect our cash on hand will enable us to make investments in our continued development of VAR200 and IC100 through at least the first half of 2024. We intend to raise additional capital in the future to fund continued development.

We expect to raise additional capital by issuing equity, equity-linked securities, or debt in subsequent offerings. If we are unable to raise additional capital on terms favorable to us, we may not have sufficient liquidity to execute on our business strategy. We have various warrants outstanding that can be exercised for our common stock, many of which must be exercised in exchange for cash paid to us by the holders of such warrants. If the market price of our common stock is less than the exercise price of a holder’s warrants, it is unlikely that holders will exercise their warrants. As such, we do not expect to receive significant proceeds in the near term from the exercise of most of our warrants based on the current market price of our common stock and the exercise prices of such warrants.

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our cash equivalents will be invested primarily in money market funds.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Critical Accounting Policies

The following are not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, derivative liabilities, goodwill impairment, in-process research and development, share based compensation and acquired intangible assets, as well as establishment of valuation allowances for deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts payable and deposits approximate fair values due to the short-term nature of these instruments.

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

Fair Value of Stock Options and Warrants

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

The Company has computed the fair value of stock options and warrants granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. Successor common stock will be valued using the market approach using the trading prices of the common stock on the Nasdaq Capital Market. During 2022, the fair value of the Predecessor common stock was determined using a market approach based on the status of the business combination agreement arm’s length discussions with the acquirer at each valuation date and which agreement was ultimately entered into on July 20, 2022 with a Predecessor valuation of $85 million. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The expected term used for warrants is the contractual life. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company did not have a public trading history for the common shares to support its historical volatility calculations until December 13, 2022. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of six comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed pursuant to this Item 8 are found on pages F-1 through F-28 following the Exhibit Index of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based upon their evaluation and due to the material weakness cited below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting because management did not have sufficient resources to complete such an assessment. The Company intends to complete a management assessment regarding internal control over financial reporting as of December 31, 2024. This Report also does not contain an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the Company, as an “emerging growth company,” is not required to provide such report.

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

Although a formal assessment has not yet been completed, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2023. Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2023:

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer

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

Remediation Plan

Our management has begun to establish procedures to monitor and evaluate the effectiveness of our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing necessary enhancements or improvements, including those actions already taken to address the material weakness, related to design and implement effective controls over the accounting for significant and complex non-routine transactions, cited in the Company’s December 31, 2022 Form 10-K and identified through the process as of December 31, 2023. Management expects to complete its assessment of the design and operating effectiveness of its internal controls over financial reporting, including the development and implementation of its remediation plan, during 2024.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our executive officers and directors.

Name	Age	Position
Stephen C. Glover	64	Chief Executive Officer, President and Chairman
Karen A. Cashmere	72	Chief Commercial Officer
Peter Wolfe	56	Chief Financial Officer and Secretary
Pablo A. Guzman, M.D.	74	Chief Medical Officer and Senior Vice President of Medical Affairs
Robert G. Finizio	53	Director
Min Chul Park, Ph.D.	42	Director
James Sapirstein	62	Director
Gregory Freitag	61	Director

Management

Stephen C. Glover. Mr. Glover is one of our co-founders and has served as our Chief Executive Officer, President and Chairman since December 2022. Mr. Glover served as Chief Executive Officer and President of Old ZyVersa from March 2014 to December 2022, a member of the board of directors from March 2014 to September 2021, and Chairman from September 2021 to December 2022. Mr. Glover is formerly the Co-Founder of Coherus Biosciences where he was focused on business strategy, partnerships, product development efforts, and capitalization of the company. Prior to Coherus, he was the President of Insmed Therapeutic Proteins (from 2007 to 2010), as well as Chief Business Officer of Insmed Incorporated (from 2007 to 2010). At Insmed, Mr. Glover was responsible for the creation of the biosimilar business unit and the divestiture of the business to Merck. As Chief Business Officer he led Insmed’s strategic review process which resulted in the merger of Insmed and Transave. Mr. Glover received his B.S. in Marketing from Illinois State University. Mr. Glover has multifaceted experience in Fortune 100, start up, and entrepreneurial environments and he serves on the board of PDS Biotechnology, The Coulter Foundation (University of Miami) and Asclepius Lifesciences. Mr. Glover was selected to serve on our board of directors based on his extensive experience in the therapeutics industry, his deep knowledge of ZyVersa and his ongoing experience as a board member of other life sciences companies. Mr. Glover was appointed to our board of directors by ZyVersa pursuant to the Business Combination Agreement.

Karen A. Cashmere. Ms. Cashmere has served as our Chief Commercial Officer since December 2022. Ms. Cashmere served in the same capacity at Old ZyVersa from January 2019 to December 2022, and as Acting Vice President, Development and Marketing from August 2014 to January 2019. Ms. Cashmere has more than 25 years’ experience in business planning and execution for biopharmaceutical and medical device companies ranging in size from start-up to Fortune 100 companies. She formerly led the Marketing Communications function at Mako Surgical Corporation, an emerging robotic orthopedics company, where she was responsible for creating awareness and driving sales of Robotic Arm Systems priced at over $1 million each and their associated implants for partial knee and total hip arthroplasty.

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

Pablo A. Guzman, M.D. Dr. Guzman has served as our Chief Medical Officer and Senior Vice President of Medical Affairs since January 2023. Prior to that, he we a consultant with us beginning January 2015. Since 2017, Dr. Guzman has served on the Scientific Advisory Board at Therapeutic Solutions International, Inc., a company focused on immune modulation. He received his Bachelor’s degree in Biology from St Peter’s University in Jersey City in 1971, his Medical Degree from the University of Puerto Rico School of Medicine in 1975, and his Interventional Cardiology Fellowship at The Johns Hopkins Hospital in Baltimore in 1980. He is Board certified in Internal Medicine (1978) and Cardiovascular Diseases (1981). He joined the staff at Johns Hopkins in 1980 and his duties included patient care, teaching, and both clinical and basic science research in the dog lab. He has over 30 articles in peer reviewed journals and many abstracts, some of them presented in national meetings including the American Heart Association and the American College of Cardiology. Dr. Guzman sits on the Board of Trustees at Holy Cross Health, a member of Trinity Health since 2015. He sits on the Scientific Advisory Board of Campbell Neurosciences Inc. and Therapeutics Solutions International.

Non-Executive Directors

Robert G. Finizio. Mr. Finizio has served as a member of our board of directors since December 2022. Mr. Finizio served in the same capacity at Old ZyVersa from September 2018 to December 2022. Mr. Finizio is currently the Executive Director of PleoPharma a, pharmaceutical development company focused on finding safe and effective FDA approved treatments for substance use disorders where therapies are lacking. Mr. Finizio is the Co-Founder of TherapeuticsMD Inc., an innovative women’s health pharmaceutical company, and served as its Chief Executive Officer and Director from 2008 to November 2021. Mr. Finizio has over 20 years of healthcare experience. Mr. Finizio sits on the board of directors for two non-profit organizations, BioFlorida and the Boca Raton Police Foundation. Mr. Finizio graduated from the University of Miami with a Bachelor of Arts degree majoring in Premed and Psychology. Mr. Finizio was selected to serve on our board of directors based on his extensive experience with early-stage company development in the healthcare industry. Mr. Finizio was appointed to our board of directors by ZyVersa pursuant to the Business Combination Agreement.

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

James Sapirstein. James Sapirstein has served as a member of our board of directors since January 2023. Mr. Sapirstein is currently the Chairman, Chief Executive Officer and President of First Wave BioPharma (NASDAQ: FWBI). Mr. Sapirstein served as Chief Executive Officer of Contravir Pharmaceuticals from March 2014 until October 2018. All of these are publicly listed companies. Mr. Sapirstein has raised over $300 Million dollars in venture capital and public capital markets financing in his various engagements as Chief Executive Officer. He was named as a Finalist for the Ernst & Young Entrepreneur of the Year award in 2015 as well as in 2016. In addition to being a board member of First Wave Bio Pharma, Mr. Sapirstein currently holds board positions on Enochian Biosciences (NASDAQ: ENOB) and Blue Water Vaccines (NASDAQ: BWV). He was Chairman of the Board for BioNJ, an association of biopharma industries in New Jersey from February 2017 to February 2019. In addition, he is a member of the Board of Directors for BIO (Biotechnology Innovation Organization), the leading biotechnology trade organization promoting public policy and networking in the healthcare space, where he sits on the Emerging Companies Section Governing Board. Mr. Sapirstein was selected to serve as a member of the Board because of his extensive experience as an executive in the biotech and pharmaceutical sectors and as a director for multiple public companies in such sectors.

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

Audit Committee

The audit committee consists of Gregory Freitag, serving as the chairperson, Robert G. Finizio, and James Sapirstein. Our board of directors has determined that each member of the audit committee qualifies as an independent director under the Nasdaq Listing Rules and the independence requirements of Rule 10A-3 under the Exchange Act. At least one member of the audit committee qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in any proxy statement or prospectus required to be filed by the Company under the rules and regulations of the SEC and to assist our board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements; (2) compliance with legal and regulatory requirements; (3) the Company’s independent registered public accounting firm’s qualifications and independence; (4) the performance of the Company’s internal audit function, if any; and (5) the performance of the Company’s independent registered public accounting firm. Our board of directors has adopted a written charter for the audit committee, which is available free of charge on our corporate website (www.zyversa.com).

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

Nominating and Corporate Governance Committee

The nominating and corporate governance committee consists of James Sapirstein, serving as the chairperson, Gregory Freitag, and Min-chul Park. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available free of charge on our corporate website (www.zyversa.com). The purpose of the nominating and corporate governance committee is to assist our board of directed in discharging its responsibilities relating to (1) identifying, reviewing the qualifications of, and recommending to the Board proposed nominees for election to the Board consistent with criteria approved by the Board, (2) selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (3) overseeing the annual evaluation of the Board and management, and (4) recommending to the Board director nominees for each committee of the Board.

Code of Business Conduct

The Company has adopted a code of business conduct that applies to all of our directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, which is available on the Company’s website. The Company’s code of business conduct is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that the Company’s Internet website address is provided as an inactive textual reference only. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on its corporate website.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee was at any time during fiscal year 2023, or at any other time, one of our officers or employees. None of our executive officers have served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our compensation committee.

Independence of the Board of Directors

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based upon information requested from and provided by each proposed director concerning his or her background, employment, and affiliations, including family relationships, we have determined that Rob G. Finizio, Min Chul Park, Ph.D. James Sapirstein, and Gregory Freitag, representing four (4) of our five (5) directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq.

Limitations of Liability and Indemnification Matters

Our Charter contains provisions that limit the liability of our directors for monetary damages for breach of their fiduciary duties, except for liability that cannot be eliminated under the DGCL. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for any of the following:

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

ITEM 11. EXECUTIVE COMPENSATION

As we are an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to emerging growth companies. The scaled down disclosure rules are those applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act, which require compensation disclosure for our (i) principal executive officer, (ii) our two most highly compensated executive officers, other than the principal executive officer, whose total compensation for 2023 exceeded $100,000 and who were serving as executive officers as of December 31, 2023, and (iii) any other executive officer that would have been included in item (ii) above but for the fact that they were not an executive officer of the Company at December 31, 2023. We refer to these individuals as “named executive officers,” or “NEOs” Our named executive officers for the year ended December 31, 2023, were:

●	Stephen C. Glover, our Chief Executive Officer, President and Chairman;
●	Peter Wolfe, our Chief Financial Officer and Secretary;
●	Karen A. Cashmere, our Chief Commercial Officer; and
●	Nicholas A. Labella, Jr., M.S., our former Chief Scientific Officer and Senior Vice-President of Research and Development.

Summary Compensation Table

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our NEOs in 2023 and 2022 for services rendered in all capacities to us and our subsidiaries during 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total Compensation ($)

Stephen C. Glover	2023	550,000	225,000	218,217	993,217
Co-Founder, Chief Executive Officer,	2022	450,500	-	1,027,948	1,478,448
President and Chairman

Karen A. Cashmere	2023	320,000	90,000	76,687	486,687
Chief Commercial Officer	2022	300,000	-	282,622	582,622

Peter Wolfe	2023	395,000	82,500	95,859	573,359
Chief Financial Officer and Secretary	2022	275,000	-	282,622	557,622

Nicholas A. LaBella, Jr. (2)	2023	218,576	112,000	63,904	394,480
Former Chief Scientific Officer and Sr.	2022	325,000	-	385,394	710,394
Vice-President of Research and
Development

(1)	The amounts reported represent the aggregate grant date fair value of the stock options awarded to our directors under our 2022 Omnibus Equity Incentive Plan and 2014 Equity Incentive Plan in the years ended December 31, 2023 and December 31, 2022, respectively, calculated in accordance with FASB ASC Topic 718. See Note 9 to our financial statements for the assumptions used in calculating the grant date fair value.
(2)	Mr. Labella resigned from all his positions with the Company effective August 18, 2023.

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

Outstanding Equity Awards at Fiscal Year-End 2023

	Option Awards(1)
Name	Grant Date	Securities underlying unexercised options exercisable (#)		Securities underlying unexercised options unexercisable (#)		Options exercise price ($)	Options expiration date

Stephen C. Glover	4/11/2014	3,971	(2)	-		176.05	4/11/2024
Co-Founder, Chief Executive Officer,	10/28/2016	4,822	(6)	-		176.05	10/28/2026
and Chairman	4/2/2019	7,567	(9)	-		405.3	4/2/2029
	2/8/2021	2,403	(10)	1,201	(10)	572.6	2/8/2031
	2/3/2022	757	(14)	1,513	(14)	572.6	2/3/2032
	5/24/2023	-		16,261	(15)	15.25	5/24/2033
Nicholas A. LaBella, Jr.	4/11/2014	568	(2)	-		176.05	4/11/2024
Chief Scientific Officer and	6/9/2015	1,135	(4)	-		176.05	6/9/2025
Sr. Vice-President of	10/30/2017	1,702	(7)	-		176.05	10/30/2027
Research and Development	4/2/2019	1,135	(9)	-		405.3	4/2/2029
	2/8/2021	851	(11)	-		572.6	2/8/2031
	1/28/2022	851	(13)	-		572.6	1/28/2032
	5/24/2023	4286	(16)	-		15.25	5/24/2033
Karen A. Cashmere	9/10/2014	284	(3)	-		176.05	9/10/2024
Chief Commercial Officer	10/30/2017	568	(7)	-		176.05	10/30/2027
	4/2/2019	851	(9)	-		405.3	4/2/2029
	2/8/2021	416	(10)	208	(10)	572.6	2/8/2031
	1/28/2022	208	(12)	416	(12)	572.6	1/28/2032
	5/24/2023	-		5,715	(15)	15.25	5/24/2033
Peter Wolfe	10/21/2015	284	(5)	-		176.05	10/20/2025
Chief Financial Officer	10/30/2017	284	(8)	-		176.05	10/30/2027
and Secretary	4/2/2019	1,135	(9)	-		405.3	4/2/2029
	2/8/2021	416	(10)	208	(10)	572.6	2/8/2031
	1/28/2022	208	(12)	416	(12)	572.6	1/28/2032
	5/24/2023	-		7,143	(15)	15.25	5/24/2033

(1)	All of the outstanding stock option awards described in this table (the “ZyVersa Options”) were granted under the ZyVersa 2014 Stock Plan (the “2014 Plan”), for all awards issued prior to January 1, 2023 and under the ZyVersa 2022 Stock Plan (the “2022 Plan”) for all awards issued after January 1, 2023, and are exercisable for shares of ZyVersa Common Stock. Certain of the options are subject to acceleration upon certain events as described in “- Potential Payments Upon Termination or Change of Control.” The number of shares underlying the options and the exercise prices have been adjusted to give effect to the Business Combination.

(2)	On April 11, 2014, we granted ten-year stock options to purchase an aggregate of 4,539 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $176.05 per share, which represents the market price of our Common Stock on the date of grant.

(3)	On September 10, 2014, we granted ten-year stock options to purchase an aggregate of 284 shares of common stock, which vest in equal annual installments over three years and have an exercise price of $176.05 per share, which represents the market price of our Common Stock on the date of grant.

(4)	On June 9, 2015, we granted ten-year stock options to purchase 1,135 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $176.05 per share, which represents the market price of our Common Stock on the date of grant.

(5)	On October 21, 2015, we granted ten-year stock options to purchase 284 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $176.05 per share, which represents the market price of our Common Stock on the date of grant.

(6)	On October 28, 2016, we granted ten-year stock options to purchase 4,822 shares of Common Stock, which vest immediately and have an exercise price of $176.05 per share, which represents the market price of our Common Stock on the date of grant.

(7)	On October 30, 2017, we granted ten-year stock options to purchase an aggregate of 2,270 shares of Common Stock, of which one-third vests immediately and the remaining vest in equal annual installments over two years and have an exercise price of $176.05 per share, which represents the market price of our Common Stock on the date of grant.

(8)	On October 30, 2017, we granted ten-year stock options to purchase an aggregate of 284 shares of Common Stock, of which 25% vest immediately and the remaining vest in equal annual installments over three years and have an exercise price of $176.05 per share, which represents the market price of our common stock on the date of grant.

(9)	On April 2, 2019, we granted ten-year stock options to purchase an aggregate of 10,688 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $405.30 per share, which represents the market price of our Common Stock on the date of grant.

(10)	On February 8, 2021, we granted ten-year stock options to purchase an aggregate of 4,852 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $572.60 per share, which represents the market price of our Common Stock on the date of grant.

(11)	On February 8, 2021, we granted ten-year stock options to purchase 851 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $572.60 per share, which represents the market price of our Common Stock on the date of grant. On August 18, 2023, Mr. Labella resigned from all his positions with the Company and all unvested options immediately vested.

(12)	On January 28, 2022, the Company granted ten-year stock options to purchase an aggregate of 1,248 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $572.60 per share, which represents the market price of our Common Stock on the date of grant.

(13)	On January 28, 2022, the Company granted ten-year stock options to purchase 851 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $572.60 per share, which represents the market price of our Common Stock on the date of grant. On August 18, 2023, Mr. Labella resigned from all his positions with the Company and all unvested options immediately vested.

(14)	On February 3, 2022, the Company granted ten-year stock options to purchase an aggregate of 2,270 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $572.60 per share, which represents the market price of our Common Stock on the date of grant.

(15)	On May 24, 2023, the Company granted ten-year stock options to purchase an aggregate of 29,119 shares of Common Stock, which vest in equal annual installments over three years and have an exercise price of $15.25 per share, which represents the market price of our Common Stock on the date of grant.

(16)	On May 24, 2023, the Company granted ten-year stock options to purchase an aggregate of 4,286 shares of Common Stock, which vest immediately and have an exercise price of $15.25 per share, which represents the market price of our Common Stock on the date of grant

Non-Employee Director Compensation

The Board sets non-employee director compensation which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of our common stock to further align their interests with those of our stockholders. In 2023, each non-employee director of the Company was eligible to receive an annual fee of $40,000 as a member of the Board and an additional fee of (a) $7,500 for Compensation Committee members, (b) $15,000 for the Chairman of the Compensation Committee, (c) $4,000 for Corporate Governance Committee members, (d) $8,000 for the Chairman of the Corporate Governance Committee, (e) $8,000 for Audit Committee members, and (f) $18,500 for the Chairman of the Audit Committee. The Company also granted stock options to its non-employee directors under the 2022 Plan.

The following table sets forth the compensation earned by all non-employee directors during the fiscal year ended December 31, 2023:

Name	Fees earned or paid in cash (2) ($)	Option awards (1) ($)	Total ($)

Gregory Freitag	62,500	17,638	80,138
James Sapirstein	55,266	17,638	72,904
Robert Finizio	63,000	17,638	80,638
Min Chul Park	48,756	17,638	66,394

(1)	The options granted to our non-employee directors vest over three years with 33 1/3% of the options vesting and becoming exercisable on the one-year anniversary of the option grant date, 33 1/3% vest and become exercisable on the two-year anniversary of the option grant date and 33 1/3% vest and become exercisable on the three-year anniversary of the option grant date, subject to the non-employee directors remaining on our Board through the applicable vesting dates.

(2)	All fees earned or paid in cash are included in accounts payable on the balance sheet of the consolidated financial statements included herein.

Actual fees earned or paid in cash, which are prorated for the amount of days on each of the committees in 2023, are as follows:

Mr. Freitag earned $40,000 as a member of the Board, $18,500 as the Chairman of the Audit Committee, and $4,000 as a member of the Nominating and Corporate Governance Committee. Mr. Freitag also received an initial and annual option grant pursuant to the Company’s 2022 Plan.

Mr. Sapirstein earned $40,000 as a member of the Board, $7,500 as a member of the Compensation Committee, $2,744 as a member of the Nominating and Corporate Governance Committee, $2,511 as the Chairman of the Nominating and Corporate Governance Committee, and $2,511 as a member of the Audit Committee. Mr. Sapirstein also received an initial and annual option grant pursuant to the 2022 Plan.

Mr. Finizio earned $40,000 as a member of the Board, $15,000 as the Chairman of the Compensation Committee, and $8,000 as a member of the Audit Committee. Mr. Finizio also received an initial and annual option grant pursuant to the Company’s 2022 Plan.

Dr. Park earned $40,000 as a member of the Board, $7,500 as a member of the Compensation Committee, and $1,256 as a member of the Corporate Governance Committee. Dr. Park also received an initial and annual option grant pursuant to the 2022 Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

2014 Equity Incentive Plan

The Predecessor was authorized to issue awards under its 2014 Equity Incentive Plan (the “2014 Plan”), as amended on October 9, 2018, February 2, 2019 and February 2, 2021. Under the 2014 Plan, 102,651 shares of Predecessor common stock of the Company are authorized for issuance as of December 12, 2022. The number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2019, by an amount equal to five percent (5%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. The 2014 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2014 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2023, there were no shares available for future issuance under the 2014 Plan.

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

2022 Omnibus Equity Incentive Plan

The ZyVersa Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) became effective upon the consummation of the Business Combination on December 12, 2022. The purpose of the 2022 Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in the development and financial success and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2022 Plan, seeks to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries. On October 31, 2023, the Company approved an amendment and restatement of the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder by 114,286 shares.

The following table provides information with respect to our compensation plans under which equity compensation was authorized as of December 31, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	98,522	(2)	$220.65	(3)	114,286	(4)
Equity compensation plans not approved by security holders	-		$-		-
Total	98,522		$220.65		114,286

(1)	The amounts shown in this row include securities under the 2014 Equity Incentive Plan and the 2022 Omnibus Equity Incentive Plan.
(2)	Includes 56,999 and 41,523 shares of Common Stock issuable upon exercise of outstanding options pursuant to the 2014 Equity Incentive Plan and 2022 Omnibus Equity Incentive Plan, respectively, as of December 31, 2023.
(3)	In accordance with the “evergreen” provision in our 2022 Omnibus Equity Incentive Plan, an additional 162,082 shares were automatically made available for issuance on the first day of 2024, which represents 4% of the number of shares outstanding on December 31, 2023; these shares are excluded from this calculation.
(4)	Includes 0 and 114,286 shares of Common Stock available for issuance under the 2014 Equity Incentive Plan and the 2022 Omnibus Equity Incentive Plan, respectively, as of December 31, 2023.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership of our Common Stock as of March 21, 2024 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 21, 2024. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 21, 2024 or subject to restricted stock units that vest within 60 days of March 21, 2024 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

The beneficial ownership of our Common Stock is based on 7,594,863 shares of Common Stock issued and outstanding as of March 21, 2024.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and executive officers
Stephen C. Glover(1)	41,981	*
Min Chul Park, Ph.D.(2)	1,040	*
Robert G. Finizio(3)	1,608	*
Peter Wolfe(4)	4,534	*
Karen Cashmere(5)	2,743	*
Pablo A. Guzman, M.D(6)	4,041	*
James Sapirstein	-	-
Gregory Freitag	-	-
All directors and executive officers as a group ([8] individuals)	55,947	*
Other 5% beneficial owners
Anson Investments Master Fund LP(7)	825,103	9.99%
Armistice Capital Master Fund Ltd.(8)	842,936	9.99%
Walleye Opportunities Master Fund (9)	424,213	5.31%

*	Indicates beneficial ownership of less than 1%.

(1)	Includes 18,190 shares of Common Stock held by Stephen C. Glover and affiliates, consisting of (i) 13,076 shares of Common Stock held of record by Stephen C. Glover; (ii) 1,253 shares of Common Stock held of record by MedicaRx Inc.; (iii) 2,442 shares of common stock held of record by Asclepius Life Sciences Fund, LP; and (iv) 1,419 shares of Common Stock held of record by Asclepius Master Fund, LTD. The amount also includes options and warrants that are exercisable as of or within 60 days of March 21, 2024 for 21,477 and 2,314, respectively, shares of Common Stock. Mr. Glover is the managing director of MedicaRx Inc., the managing director of Asclepius Master Fund, LTD, and the managing member of Asclepius Life Sciences Fund, LP.

(2)	Represents options that are exercisable as of or within 60 days of March 21, 2024 for 1,040 shares of Common Stock.

(3)	Represents options that are exercisable as of or within 60 days of March 21, 2024 2023 for 1,608 shares of Common Stock.

(4)	Represents: (i) 1,275 shares of Common Stock; and (ii) options and warrants that are exercisable as of or within 60 days of March 21, 2024 for 2,743 and 516, respectively, shares of common stock.

(5)	Represents options that are exercisable as of or within 60 days of March 21, 2024 for 2,743 shares of Common Stock.

(6)	Represents: (i) 744 shares of Common Stock; and (ii) options and warrants that are exercisable as of or within 60 days of March 21, 2024 for 3,039 and 258, respectively, shares of Common Stock.

(7)	Consists of (i) 160,671 shares of Common Stock as disclosed in a Schedule 13G filed on February 14, 2024 and (ii) warrants to purchase 664,432 shares of Common Stock, but excludes warrants to purchase 2,655,568 shares of Common Stock that are not currently exercisable as a result of the 9.99% beneficial ownership limitation blocker contained in such warrants but given the increase in outstanding shares of the Company since such filing, all warrants held are disclosed here. The securities are held of record by Anson Investments Master Fund LP. Amin Nathoo and Moez Kassam are directors of Anson Advisors, Inc., and Tony Moore is principal of Anson Fund Management LP, each has voting and dispositive power over the securities held by Anson Investments Master Fund LP. The business address for Anson Investments Master Fund LP is 181 Bay Street, Suite 4200, Toronto, ON, M5J 2T3.

(8)

Consists of warrants to purchase 842,936 shares of Common Stock but excludes warrants to purchase 1,550,064 shares of Common Stock that are not currently exercisable as a result of the 9.99% beneficial ownership limitation blocker contained in such warrants but given the increase in outstanding shares of the Company since such filing, all warrants held are disclosed here. The securities are held of record by Armistice Capital Master Fund Ltd. Steve Boyd is the CIO of Armistice Capital, LLC and has sole voting and dispositive power over the securities held by Armistice Capital Master Fund Ltd. The business address for Armistice Capital Master Fund Ltd.is 510 Madison Avenue, 7th Floor, New York NY 10022.

(9)	Consists of (i) 25,864 shares of Common Stock, per S-1/A filing on December 6, 2023 and (ii) warrants that are exercisable as of or within 60 days of March 21, 2024 for 398,349 shares of Common Stock. The securities are held of record by Walleye Opportunities Master Fund. William England, Chief Investment Officer of the Member of Walleye Opportunities Master Fund Ltd, has sole voting and dispositive power over the securities held by Walleye Opportunities Master Fund Ltd. The business address for Walleye Opportunities Master Fund is 190 Elgin Ave., George Town, Grand Cayman KY-9008, Cayman Islands.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Executive Officer and Director Compensation Arrangements

See “Executive Compensation” for information regarding compensation arrangements with the executive officers and directors of the Company, which include, among other things, employment, termination of employment and change in control arrangements, stock awards and certain other benefits.

Director and Officer Indemnification

Our Second Amended and Restated Certificate of Incorporation (“Charter”) and Second Amended and Restated Bylaws (“Bylaws”) provide for indemnification for our directors and officers to the fullest extent permitted by the DGCL. We have entered into indemnification agreements with each of our directors and executive officers.

Related Party Transaction Policy

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which the company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest.

A “Related Person” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s officers or one of the Company’s directors;
●	any person who is known by the Company to be the beneficial owner of more than five percent (5%) of its voting stock;
●

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than five percent (5%) of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent (5%) of its voting stock; and

●

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent (10%) or greater beneficial ownership interest.

The Company has policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to its charter, the audit committee has the responsibility to review related party transactions.

Director Independence

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Robert G. Finizio, Min Chul Park, Ph.D., James Sapirstein, and Gregory Freitag, representing four (4) of our five (5) directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

		2022-	2022-
Type of Fees	2023	Successor	Predecessor
Audit Fees [1][2]	$848,160	$228,000	$810,353
Audit-Related Fees [3]	-	-	-
Tax Fees [4]	-	-	19,054
Total	$848,160	$228,000	$829,587

(1)	Audit fees are fees for professional services rendered in connection with the audit of our consolidated financial statements, statutory filings and registration statements, review of interim financial statements, the review of documents filed with the Securities and Exchange Commission, comfort letters, consents and certain accounting and consultations in connection with the audits.
(2)	Audit fees for the year ended December 31, 2023 include professional fees incurred by Ernst and Young of $663,160 and Marcum of $185,000.
(3)	Audit-related fees are fees for services related to accounting consultation and compliance with regulatory requirements and are not reported under “Audit Fees”.
(4)	Tax fees are for services related to tax compliance, tax planning and tax advice. These services included annual U.S. federal and state compliance and preparation of related tax returns and reports.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the reports of Marcum LLP and Ernst & Young LLP, our independent registered public accounting firms, appear at pages F-1 through F-28 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1+	Business Combination Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp., Larkspur Merger Sub Inc., Stephen Glover and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.2	Second Amended and Restated Bylaws of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.3	Certificate of Designation relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.4	Certificate of Designation relating to the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8K filed with the SEC on November 30, 2023).
4.1	Specimen Class A Common Stock Certificate of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.2	Form of Warrant issued by the Company in connection with the Public Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.3	Form of Warrant issued by the Company in connection with the Private Placement Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.4	Form of Warrant issued by the Company to each PIPE Investor (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.5	Form of Bridge Warrant issued by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.6	Form of Warrant pursuant to License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.7	Form of Warrant pursuant to License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.8*	Description of the Company’s Securities.
4.9	Form of Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed with the SEC on July 7, 2023).

4.12	Form of Common Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Amendment No. 2 to Form S-1 Registration Statement, filed with the SEC on July 7, 2023).
4.13	Warrant Amendment (incorporated by reference to Exhibit 4.8.1 to the Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, filed with the SEC on July 26, 2023).
4.14	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report to Form 8-K filed with the SEC on September 14, 2023).
4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.16	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.17	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
10.1	Amended and Restated Registration Rights Agreement, dated as of December 12, 2022, by and among the Company and each of the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.2	Form of Shareholder Support Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp., ZyVersa Therapeutics, Inc. and certain of the stockholders of ZyVersa Therapeutics, Inc., identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.3	Form of Lock-Up Agreement, dated as of July 20, 2022, by and among the Company and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.4	Registration Rights Agreement, relating to Series A Preferred Stock, dated as of December 12, 2022, by and among the Larkspur Health Acquisition Corp. and each of the PIPE Investors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.5	Registration Rights Agreement, relating to Series B Preferred Stock, dated as of December 12, 2022, by and among the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.6	Business Combination Advisor Agreement, dated December 20, 2021, by and between the Company and A.G.P (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2021).
10.7+†	License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.8+†	License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.8.1	Second Amendment to Waiver of Certain Rights under License Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).
10.8.2	Amendment and Restatement Agreement, by and between L&F Research LLC and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 3, 2023).
10.9+†	First Amendment to License Agreement, dated January 9, 2020, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.10#	ZyVersa Therapeutics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.11#	Form of Incentive Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.12#	Form of Restricted Stock Unit Award Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.2 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.13#	Form of Non-Qualified Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.3 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.14#	Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.15#	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.16#	Executive Employment Agreement, by and between the Company and Stephen Glover (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.17#	Executive Employment Agreement, by and between the Company and Nicholas A. LaBella (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.18#	Executive Employment Agreement, by and between the Company and Karen A. Cashmere (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.19#	Executive Employment Agreement, by and between the Company and Peter Wolfe (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).

10.21#	Executive Employment Agreement by and between the Company and Pablo Guzman, M.D. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2023).
10.22#	Amendment to Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.23	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to Company’s Registration Statement on Form S-1 filed with the SEC on April 24, 2023).
10.24	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.22 to Company’s Registration Statement on Form S-1 filed with the SEC on April 24, 2023).
10.25	Form of Escrow Agreement (incorporated by reference to Exhibit 10.23 to Company’s Registration Statement on Form S-1 filed with the SEC on April 24, 2023).
10.26	Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2023).
10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2023).
10.28	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023).
10.29	Form of Securities Purchase Agreement, dated as of December 6, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
10.30	Placement Agency Agreement, dated as of December 6, 2023, between the Company and A.G.P (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
16.1	Letter dated December 22, 2023 from Ernst & Young LLP to the U.S. Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on December 22, 2023).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
23.1*	Consent of Marcum LLP
23.2*	Consent of Ernst & Young LLP
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
99.1	Securities Purchase Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
99.2	Securities Purchase Agreement, dated as of December 12, 2022, by and among Larkspur Health Acquisition Corp. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
101.INS	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

#	Management contract or compensatory plan or arrangement.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
†	Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon its request.
*	Filed herewith.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZYVERSA THERAPEUTICS, INC.

Date: March 25, 2024	/s/ Stephen C. Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2024	/s/ Peter Wolfe
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

Signature	Title	Date

/s/ Stephen C. Glover	Chief Executive Officer, President and Chairman	March 25, 2024
Stephen C. Glover	(Principal Executive Officer)

/s/ Peter Wolfe	Chief Financial Officer and Secretary	March 25, 2024
Peter Wolfe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert G. Finizio	Director	March 25, 2024
Robert G. Finizio

/s/ Min Chul Park, Ph.D.	Director	March 25, 2024
Min Chul Park, Ph.D.

/s/ James Sapirstein	Director	March 25, 2024
James Sapirstein

/s/ Gregory Frietag	Director	March 25, 2024
Gregory Frietag

ZYVERSA THERAPEUTICS, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 688)	F-2

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	F-3

Balance Sheets as of December 31, 2023 and 2022	F-4

Statement of Operations for the Year Ended December 31, 2023 (Successor) and the Period December 13, 2022 through December 31, 2022 (Successor), January 1, 2022 through December 12, 2022 (Predecessor)	F-5

Statement of Changes in Stockholders’ Equity for the Successor Period from December 13, 2022 through December 31, 2023	F-6

Statement of Changes in Stockholder’s Deficiency for the Predecessor Period from January 1, 2022 through December 12, 2022	F-7

Statements of Cash Flows for the Year Ended December 31, 2023 (Successor) and the Period December 13, 2022 through December 31, 2022 (Successor), January 1, 2022 through December 12, 2022 (Predecessor)	F-8

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ZyVersa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ZyVersa Therapeutics, Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the one year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the one year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

We have served as the Company’s auditor since 2023.

New York, NY

March 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ZyVersa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ZyVersa Therapeutics, Inc. (the Company) as of December 31, 2022 (Successor), the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from December 13, 2022 through December 31, 2022 (Successor), and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the period from January 1, 2022 through December 12, 2022 (Predecessor), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the period from December 13, 2022 through December 31, 2022 (Successor), and the period from January 1, 2022 through December 12, 2022 (Predecessor), in conformity with U.S. generally accepted accounting principles.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 until 2023.

Orlando, Florida

March 31, 2023, except for the effects of the reverse stock split discussed in Note 3 to the consolidated financial statements, as to which the date is December 4, 2023

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,
	2023	2022

Assets

Current Assets:
Cash	$3,137,674	$5,902,199
Prepaid expenses and other current assets	215,459	225,347
Vendor deposits	-	235,000
Total Current Assets	3,353,133	6,362,546
Equipment, net	6,933	17,333
In-process research and development	18,647,903	100,086,329
Goodwill	-	11,895,033
Security deposit	98,476	46,659
Operating lease right-of-use asset	7,839	98,371

Total Assets	$22,114,284	$118,506,271

Liabilities, Temporary Equity and Stockholders’ Equity

Current Liabilities:
Accounts payable	$8,431,583	$6,025,645
Accrued expenses and other current liabilities	1,754,533	2,053,559
Operating lease liability	8,656	108,756
Total Current Liabilities	10,194,772	8,187,960
Deferred tax liability	844,914	10,323,983
Total Liabilities	11,039,686	18,511,943

Commitments and contingencies (Note 8)

Redeemable common stock, subject to possible redemption, 0 and 1,880 shares outstanding as of December 31, 2023 and 2022, respectively	-	331,331
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 and 8,635 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	1
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 4,052,119 and 257,604 shares issued at December 31, 2023 and 2022, respectively, and 4,052,057 and 257,604 shares outstanding as of December 31, 2023 and 2022, respectively	405	26
Additional paid-in-capital	114,300,484	104,584,147
Accumulated deficit	(103,219,124)	(4,921,178)
Treasury stock, at cost, 62 and 0 shares at December 31, 2023 and 2022, respectively	(7,168)	-
Total Stockholders’ Equity	11,074,598	99,662,997

Total Liabilities, Temporary Equity and Stockholders’ Equity	$22,114,284	$118,506,271

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Successor		Predecessor
	For the Year Ended December 31, 2023	For the period December 13 through December 31, 2022	For the period January 1 through December 12, 2022

Operating Expenses:
Research and development	$3,207,573	$399,894	$5,407,859
General and administrative	11,213,201	420,174	7,605,205
Impairment of in-process research and development	81,438,426	-	-
Impairment of goodwill	11,895,033	-	-
Total Operating Expenses	107,754,233	820,068	13,013,064

Loss From Operations	(107,754,233)	(820,068)	(13,013,064)

Other (Income) Expense:
Interest (income) expense	(457)	-	427,542
Change in fair value of derivative liabilities	-	-	607,001

Pre-Tax Loss	(107,753,776)	(820,068)	(14,047,607)
Income tax benefit	9,455,830	745,050	-
Net Loss	(98,297,946)	(75,018)	(14,047,607)
Deemed dividend to preferred stockholders	(7,948,209)	-	(10,015,837)
Net Loss Attributable to Common Stockholders	$(106,246,155)	$(75,018)	$(24,063,444)

Net Loss Per Share
- Basic and Diluted	$(108.97)	$(0.29)	$(0.99)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	975,035	257,604	24,194,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Successor

Balance - December 13, 2022	8,635	$1	5,062	$1	257,604	$26	-	-	$104,527,814	$(4,846,160)	$99,681,682

Stock-based compensation									56,333		56,333
Net loss	-	-	-	-	-	-	-	-	-	(75,018)	(75,018)

Balance - December 31, 2022	8,635	1	5,062	1	257,604	26	-	-	104,584,147	(4,921,178)	99,662,997
											-
Reclassification of formerly redeemable common stock	-	-	-	-	1,880	-	-	-	331,331	-	331,331
Issuance of common stock pursuant to vendor agreements	-	-	-	-	104,571	10	-	-	671,610	-	671,620
Registration costs associated with preferred stock issuance	-	-	-	-	-	-	-	-	(5,500)	-	(5,500)
Registered offering of common stock [1]	-	-	-	-	807,759	80	-	-	15,723,828	-	15,723,908
Redemption of Series A Preferred Stock	(8,550)	(1)	-	-	-	-	-	-	(10,295,048)	-	(10,295,049)
Conversion of Series A Preferred Stock into common stock	(35)	-	-	-	500	-	-	-	-	-	-
Shares issued as consideration for extension of lock-up period	-	-	-	-	86,976	9	-	-	1,156,769	-	1,156,778
Treasury stock acquired, at cost	-	-	-	-	-	-	(62)	(7,168)	-	-	(7,168)
Warrant modification	-	-	-	-	-	-	-	-	181,891	-	181,891
Exercise of pre-funded warrants	-	-	-	-	2,555,565	256	-	-	870	-	1,126
Warrant inducement offer - exercise proceeds [2]	-	-	-	-	203,463	20	-	-	757,627	-	757,647
Round up share adjustment due to reverse split	-	-	-	-	33,801	4	-	-	(4)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,192,963	-	1,192,963
Net loss	-	-	-	-	-	-	-	-	-	(98,297,946)	(98,297,946)
Balance - December 31, 2023	50	$-	5,062	$1	4,052,119	$405	(62)	$(7,168)	$114,300,484	$(103,219,124)	$11,074,598

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	For the Period from January 1, 2022 through December 12, 2022
	Series A Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Predecessor

Balance - January 1, 2022	-	-	24,167,257	242	40,065,109	(52,896,817)	(12,831,466)

Issuance of preferred stock in private placement [3]	625,639	6	-	-	1,865,378	-	1,865,384
Conversion of convertible notes payable into preferred stock [4]	1,802,193	18	-	-	5,658,870	-	5,658,888
Conversion of preferred stock into common stock	(2,427,832)	(24)	6,406,210	64	(40)	-	-
Conversion of convertible notes payable into common stock [5]	-	-	2,940,537	29	5,838,180	-	5,838,209
Stock-based compensation	-	-	-	-	3,524,801	-	3,524,801
Net loss	-	-	-	-	-	(14,047,607)	(14,047,607)

Balance - December 12, 2022	-	$0	33,514,004	$335	$56,952,298	$(66,944,424)	$(9,991,791)

[1]	Includes gross proceeds of $18,114,193 less issuance costs of $2,390,285
[2]	Includes gross proceeds of $966,349 less issuance costs of $208,702
[3]	Includes gross proceeds of $1,964,524 less issuance costs of $99,140
[4]	Includes principal of $5,230,000 and accrued interest of $428,888
[5]	Includes principal of $3,961,000, accrued interest of $709,608 and derivative liability of $1,167,601

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	Successor		Predecessor
	For the Year Ended	For the period December 13 through	For the period January 1 through
	December 31,	December 31,	December 12,
	2023	2022	2022

Cash Flows From Operating Activities:
Net loss	$(98,297,946)	$(75,018)	$(14,047,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	81,438,426	-	-
Impairment of goodwill	11,895,033	-	-
Stock-based compensation	1,192,963	56,333	3,524,801
Issuance of common stock pursuant to vendor agreements	671,620	-	-
Shares issued as consideration for extension of lock-up period	1,156,778	-	-
Amortization of debt discount	-	-	39,492
Change in fair value of derivative liability	-	-	607,001
Depreciation of fixed assets	10,400	532	9,868
Non-cash rent expense	90,532	4,443	79,918
Deferred tax benefit	(9,479,069)	(745,050)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56,547	36,606	73,675
Vendor deposits	136,524	125,645	255,627
Accounts payable	2,405,938	(2,076,863)	6,617,064
Operating lease liability	(100,100)	(4,786)	(86,100)
Accrued expenses and other current liabilities	101,535	(715,730)	1,431,620
Net Cash Used In Operating Activities	(8,720,819)	(3,393,888)	(1,494,641)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in public offering	18,114,193	-	-
Registration and issuance costs associated with common stock issuance	(2,417,095)	-	-
Redemption of Series A Preferred Stock	(10,695,611)	-	-
Proceeds from issuance of preferred stock in private placement	-	-	1,964,524
Purchase of treasury stock	(7,168)	-	-
Exercise of pre-funded warrants	1,126	-	-
Warrant inducement offer - exercise proceeds	966,349	-	-
Registration and issuance costs associated with preferred stock issuance	(5,500)	-	(99,140)

Net Cash Provided By Financing Activities	5,956,294	-	1,865,384

Net (Decrease) Increase in Cash	(2,764,525)	(3,393,888)	370,743

Cash - Beginning of Year	5,902,199	699,324	328,581

Cash - End of Year	$3,137,674	$5,902,199	$699,324

Supplemental Disclosures of Cash Flow Information:
Conversion of convertible notes payable and accrued interest into preferred stock	$-	$-	$5,658,888
Conversion of convertible notes payable and accrued interest into common stock	$-	$-	$5,838,209
Reclassification of formerly redeemable common stock	$331,331	$-	$-
Recognition of ROU asset and lease liability upon adoption of ASC 842	$-	$-	$182,732
Accounts payable for deferred offering costs	$44,892	$240,691	$667,224
Warrant modification - incremental value	$181,891	$-	$-
Warrant inducement offer - incremental value	$134,591	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Business Organization, Nature of Operations and Risks and Uncertainties

Organization and Operations

Larkspur Health Acquisition Corp. (“Larkspur”), a blank-check special purpose acquisition company, was incorporated in Delaware on March 17, 2021. On December 12, 2022, Larkspur consummated the Business Combination (see Note 4 – Business Combination for additional details) with ZyVersa Therapeutics, Inc. (“Predecessor”) which was incorporated in the State of Florida on March 11, 2014 as Variant Pharmaceuticals, Inc. On the date of consummation of the Business Combination, Larkspur (“New Parent”) changed its name to ZyVersa Therapeutics, Inc. and the Predecessor changed its name to ZyVersa Therapeutics Operating, Inc. (the “Operating Company”) after merging with a subsidiary of the New Parent, with the Operating Company being the surviving entity, which resulted in it being incorporated in Delaware and it being a wholly-owned subsidiary of the New Parent (collectively the “Successor”). References to the “Company” or “ZyVersa” refer to the Successor for the Successor period from December 13, 2022 to December 31, 2022 and to the Predecessor for the Predecessor period from January 1, 2022 to December 12, 2022.

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

Note 2 – Going Concern and Management’s Plans

The Company has incurred losses each year since its inception and has a net working capital deficiency as of December 31, 2023. Subsequent to December 31, 2023, the Company received proceeds of $2.7 million upon the exercise of certain warrants (see Note 10 – Subsequent Events – Stock Warrants for further discussion). Based upon the cash on hand as of the date the financials were issued, the Company expects that the cash it currently has available will not fund its operations for 12 months from the issuance date of the financial statements. As a result, the Company will be required to raise additional funds through equity or debt financing, and there can be no assurance that it will be successful in securing additional capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

On December 4, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1-for-35 (the “Reverse Split”). Upon the effectiveness of the Reverse Split, every 35 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the Reverse Split. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively for the successor periods, where applicable, to reflect the Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, derivative liabilities, goodwill impairment, in-process research and development, share based compensation and acquired intangible assets, as well as establishment of valuation allowances for deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2023 and 2022, the Company had no cash equivalents.

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

Long-Lived Assets and Goodwill

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company intends to perform its annual impairment testing during the fourth quarter of each year.

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

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight- line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which is 5 years. As of December 31, 2023 and 2022, equipment consisted of $52,000 of medical equipment, placed in service on September 1, 2019, less accumulated depreciation of $45,067 and $34,667 as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the Successor recognized depreciation expense of $10,400. For the period from December 13, 2022 through December 31, 2022 the Successor recognized depreciation expense of $532. During the period ended December 12, 2022, the Predecessor recognized depreciation expense of $9,868. Depreciation expense was included in general and administrative expenses in the statements of operations for all periods.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts payable, accrued expenses, and deposits approximate fair values due to the short-term nature of these instruments.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Stock Options and Warrants

The Company has computed the fair value of stock options and warrants granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. Successor common stock is being valued using the market approach using the trading prices of the common stock on the Nasdaq Capital Market. During 2022, the fair value of the Predecessor common stock was determined using a market approach based on the status of the business combination agreement arm’s length discussions with the acquirer at each valuation date and which agreement was ultimately entered into on July 20, 2022 with a Predecessor valuation of $85 million. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The expected term used for warrants is the contractual life. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company did not have a public trading history for the common shares to support its historical volatility calculations until December 13, 2022. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of six comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period, plus the weighted average number of pre-funded warrants outstanding where common stock is issuable for little or no consideration. Diluted net income per common share is computed by dividing net income by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	Successor			Predecessor
	December 31,
	2023	2022		December 12, 2022
Predecessor warrants [1]	-	-		8,560,561
Successor warrants [1]	9,032,739	246,534	[2]	-
Predecessor options	-			10,039,348
Successor options	101,752	56,950		-
Successor Series A Convertible Preferred Stock	714	24,671	[3]	-
Successor Series B Convertible Preferred Stock	20,664	14,465	[4]	-
Predecessor Series A Convertible Preferred Stock	-	-		6,406,210
Total potentially dilutive shares	9,155,869	342,620		25,006,119

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 3,404 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported. See Note 8 - Commitments and Contingencies - License Agreements for details.

[2]	Does not include an additional 98,686 shares if the Successor Series A warrant exercise price resets to its floor price.

[3]	Does not include an additional 98,686 shares if the Successor Series A Convertible Preferred Stock conversion price resets to its floor price.

[4]	Does not include an additional 6,199 shares if the Successor Series B Convertible Preferred Stock conversion price resets to its floor price.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. This standard was adopted on January 1, 2022 and did not have a material impact on the Company’s consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Companies should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. This standard was adopted on January 1, 2022 and did not have a material impact on the Company’s consolidated financial statements.

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

The Business Combination included the following transactions:

●	The Operating Company merged into Merger Sub with the result that the Operating Company was the surviving entity and incorporated in Delaware.

●	The Operating Company’s common stockholders exchanged their 33,845,335 shares of Predecessor common stock (includes 33,514,004 permanent equity shares and 331,331 temporary equity shares) for 191,992 shares of the Successor’s common stock based on the established exchange ratio of 176.28. Those Predecessor common stock shares were canceled and the New Parent only owns one share of the Operating Company. Accordingly, the Operating Company became a wholly-owned subsidiary of the New Parent.

●	The 10,039,348 outstanding Predecessor options were exchanged for 56,950 outstanding Successor options. The number of Successor options issued to Predecessor option holders was determined after giving effect to an exchange ratio of 176.28. The exercise price of each of the corresponding options was also adjusted by the exchange ratio.

●	The 8,560,561 outstanding Predecessor warrants were exchanged for 48,561 outstanding Successor warrants. The number of Successor warrants issued to Predecessor warrant holders was determined after giving effect to an exchange ratio of 176.28. The exercise price of each of the corresponding warrants was also adjusted by the exchange ratio.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Purchase Price Allocation

The Business Combination was recorded using the acquisition method of accounting and the initial purchase price allocation was based on the Company’s preliminary assessment of the fair value of the purchase consideration and the fair value of the Operating Company’s tangible and intangible assets acquired and liabilities assumed at the date of acquisition. As of December 31, 2022, the purchase price allocation was not complete due to the proximity of the acquisition date to the calendar year end.

As of June 30, 2023, the preliminary estimates of the acquisition-date fair value of the purchase consideration and the preliminary estimates of the purchase price allocation were confirmed, do not require measurement period adjustments, and are now considered final. The acquisition-date fair value of the elements of the purchase consideration were estimated using a market approach with Level 1 inputs (observable inputs) in the case of the fair value of the Successor’s common stock and Level 3 inputs (unobservable inputs) in the case of the fair value attributed to the Successor warrants and options. The acquiror was obligated to replace the Operating Company’s existing warrants and options pursuant to the Business Combination Agreement. Accordingly, it was necessary to allocate the fair value of the replacement warrants and options between purchase consideration (the fair value attributable to pre-combination services) and compensation for post-combination services. The fair value of the replacement warrants and options attributable to post-combination services was $584,260 and $1,731,237, respectively.

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

Impairment

While management did not identify any unfavorable developments directly related to its IPR&D assets through December 31, 2023, management did determine that it was more likely than not that the Company’s single reporting unit’s fair value was below its carrying amount, due to a significant and sustained decline in the Company’s market capitalization through December 31, 2023.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

The Company’s estimated market capitalization included an estimated implied control premium of approximately 100%. The Company’s determination of a reasonable control premium that an investor would pay, over and above the market capitalization for a control position, included a number of factors:

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

As a result of the Company’s analysis, during the year ended December 31, 2023, the Company fully impaired its $11.9 million of goodwill and also recorded an $81.4 million impairment charge for its other indefinite-lived intangible assets, namely the IPR&D.

Note 5 – Note Receivable

On December 13, 2020, the Company and L&F Research LLC (“L&F”) entered into a promissory note agreement (“L&F Note Agreement”) whereby the Company agreed to accept a note receivable in the principal amount of $351,579 from L&F (“L&F Note”). The L&F Note bears interest at a rate of 1.17% per annum, payable annually, and matures on the earliest of (a) the date on which the Company demands payment of all amounts outstanding under the L&F Note following an event of default and (b) December 15, 2025. L&F is required to immediately prepay the L&F Note and all accrued and unpaid interest on the L&F Note with the following: (a) 100% of the proceeds of the second $500,000 of milestone payments paid by ZyVersa to L&F pursuant to the terms of the license agreement (See Note 8 - Commitments and Contingencies), (b) 100% of the gross proceeds from the sale of common stock by L&F to ZyVersa pursuant to the terms of the Put Option (See Note 9 – Stockholders’ Permanent and Temporary Equity), (c) 100% of the gross proceeds in excess of $1.00 per share from the sale of ZyVersa common stock by L&F to any party other than ZyVersa and (d) proceeds received in connection with certain liquidation events as defined in the agreement. Commencing on December 13, 2021 and, so long as the principal amount of the L&F Note remains outstanding, on each December 13 through December 13, 2025, the Company will pay L&F an annual administrative fee equal to $6,000.

The L&F Note was outstanding as of December 31, 2022 as the Company had not received payment from L&F of the amount due, nor had the Company made any required payments to L&F in connection with the license agreement described in Note 8 – Commitments and Contingencies, and such amount was recorded as a contra-liability against the milestone payments due to L&F in connection with the license agreement, which was included in accrued expenses and other current liabilities (see Note 6 – Accrued Expenses and other Current Liabilities). In recording the L&F Note receivable as a contra-liability, the Company considered the commercial substance, the intent of the parties and the overall contractual agreements between ZyVersa and L&F Research, which afford both parties the legal right to set-off the milestone liability owed by the Company to L&F Research with the L&F Note receivable to the Company. The Company determined that the amounts could be offset in the balance sheet because i) the amounts owed by and to the Company are determinable, ii) the Company has a legal right to set off the milestone liability owed to L&F Research by the amount of the L&F Note due to the Company, iii) the Company intends to set off the L&F Note receivable against the milestone liability, and iv) the set off right is enforceable by law.

On March 29, 2023, the Company paid the $648,421 of cash to L&F, thus meeting the conditions of Waiver A (see Note 8 – Commitments and Contingencies), which also had the effect of canceling the Note Receivable and the Put Option.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 – Accrued Expenses and Other Current Liabilities

As of December 31, 2023 and 2022, accrued expenses and other current liabilities consisted of the following:

	For the Years Ended
	December 31,
	2023	2022
L&F milestone payment liability	$500,000	$1,500,000
L&F Note [1]	-	(351,579)

L&F, net	500,000	1,148,421
Payroll accrual	668,803	584,226
Other accrued expenses	41,969	214,229
Federal income tax payable	-	106,683
Bonus accrual	536,500	-
Registration delay liability [2]	7,261	-
Total accrued expenses and other current liabilities	$1,754,533	$2,053,559

[1]	See Note 5 – “Note Receivable” and Note 8 – “Commitments and Contingencies” for details of the forgiveness of the L&F Note.

[2]	See Note 9 – “Stockholders’ Permanent and Temporary Equity – Effectiveness Failure” for details of the registration delay liability.

Note 7 – Income Taxes

The Company is subject to United States federal and state income taxes.

The provision for income taxes consists of the following (benefits) provisions:

	Successor		Predecessor
		For the Period	For the Period
	For the Year	December 13	January 1
	Ended	Through	Through
	December 31,	December 31,	December 12,
	2023	2022	2022
Current tax benefit:
Federal	$-	$-	$-
State	23,240	-	-
	23,240	-	-

Deferred tax benefit:
Federal	(19,104,800)	(151,625)	(2,191,344)
State	(4,468,170)	(34,844)	(482,283)
	(23,572,970)	(186,469)	(2,673,627)
Change in valuation allowance	14,093,900	(558,581)	2,673,627
Provision for income taxes	$(9,455,830)	$(745,050)	$-

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

The provision for income taxes differs from the Federal statutory rate as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the Year	December 13	January 1
	Ended	Through	Through
	December 31,	December 31,	December 12,
	2023	2022	2022
Federal statutory rate	21.0%	21.0%	21.0%
State tax rate, net of federal benefit	3.8%	3.6%	3.6%
Permanent items	(2.8)%	(1.9%)	(5.4)%
Nondeductible basis difference	0.0%	0.0%	0.0%
Effect of change in state rate	(0.1)%	0.0%	(0.1)%
Prior period adjustments and other	0.0%	0.0%	(0.1)%
Change in valuation allowance	(13.1)%	68.1%	(19.0)%
Effective income tax rate	8.8%	90.8%	0.0%

Deferred tax assets and liabilities consist of the following:

	Successor		Predecessor
	December 31,
	2023	2022	December 12, 2022

Net operating loss carryforwards	$9,974,075	$6,671,907	$6,639,882
Stock-based compensation expense	3,258,463	2,936,945	4,084,595
Capitalized research and development costs	2,182,104	2,421,390	2,362,939
Capitalized start-up costs	1,033,504	1,121,802	565,530
Capitalized licensing costs	647,489	687,926	689,820
Capitalized patents	351,721	288,123	273,682
Warrants	134,341	133,203	238,768
Accrued payroll	299,487	71,830	-
Contributions carryforward	2,857	2,833	2,833
Operating lease liability	2,151	26,794	-
Deferred tax assets	17,886,192	14,362,753	14,858,049
Valuation allowance	(14,093,900)	-	(14,853,648)
	3,792,292	14,362,753	4,401

Operating lease right-of-use asset	(1,948)	(24,236)	-
In-process research and development	(4,633,535)	(24,658,231)	-
Fixed assets	(1,723)	(4,270)	(4,401)
Deferred tax liabilities	(4,637,206)	(24,686,737)	(4,401)

Deferred tax assets, net	$(844,914)	$(10,323,984)	$-

On December 31, 2023 and 2022, the Successor had approximately $40,807,990 and $27,515,427 Federal net operating loss (“NOL”) carryforwards, respectively, and $32,322,138 and 20,567,703 of State NOLs, respectively. On December 12, 2022, the Predecessor had approximately $27,385,445 Federal net operating loss (“NOL”) carryforwards and $20,458,902 of State NOLs that may be available to offset future Federal and State taxable income. Such NOL carryforwards do not expire. However, their use to offset future taxable income may be subject to limitations under Section 382 of the Internal Revenue Code and similar state statutes as a result of ownership changes.

The Company has assessed the likelihood that deferred tax assets will be realized and considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. A valuation allowance is established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such a review as of December 12, 2022, management believed that uncertainty existed with respect to future realization of the Predecessor deferred tax assets and therefore, established a full valuation allowance as of that date. Thus, the Predecessor recorded an increase in the valuation allowance of $2,673,627 in connection with the tax provision for the period from January 1, 2022 through December 12, 2022.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

As a result of the December 12, 2022 Business Combination and the availability of new deferred tax liabilities (a) the Predecessor released its $14,853,648 valuation allowance as part of the acquisition accounting. During the 2022 Successor period, the New Parent released its $558,581 valuation allowance as an income tax benefit, separate from the Business Combination.

However, due to the impairment of the IPR&D and the corresponding reduction in the related deferred tax liabilities during the year ended December 31, 2023, the Company established a $14,093,900 valuation allowance as of December 31, 2023.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2023 and 2022 and no tax related interest or penalties were incurred during those years. The Company’s tax returns beginning with the year ended December 31, 2020 remain subject to examination.

Note 8 – Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

License Agreements

L&F Research LLC

The Company entered into a License Agreement with L&F Research LLC (“L&F Research”) effective December 15, 2015, as amended (the “L&F License Agreement”) pursuant to which L&F granted the Company an exclusive royalty-bearing, worldwide, sublicensable license under the patent and intellectual property rights and know-how specific to and for the development and commercialization of VAR 200, for the treatment, inhibition or prevention of kidney disease in humans and symptoms thereof, including focal segmental glomerulosclerosis. The term of the license agreement shall commence on the effective date and, unless earlier terminated in accordance with the terms of the agreement, continue until the expiration of the last-to-expire of all royalty payment obligations of licensee.

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

On January 9, 2020, an amendment was entered into for the license agreement that provided for the following amendments: (i) partially extended the timing of payment of $1,000,000 of milestone cash payments associated with the successful completion of Phase 1 clinical trials ($500,000 payable upon commencement of Phase 2a clinical trials (the “Phase 1/2 Milestone”) and $500,000 payable upon the one year anniversary of the Phase 1/2 Milestone (“First Anniversary Milestone”); and (ii) upon the condition that L&F exercises its warrant upon achievement of the Phase 1/2 Milestone, the $351,579 exercise price is to be withheld from the cash payment due to L&F in connection with the Phase ½ Milestone. See Note 5 – Note Receivable for further details about the promissory note agreement entered into upon the exercise of warrants by L&F and Note 9 – Permanent and Temporary Stockholders’ Equity – Redeemable Common Stock and Put Option for discussion about the put option agreement entered into by the Company and L&F in connection with the L&F Note Agreement.

On March 7, 2022, August 26, 2022 and December 23, 2022, the Company and L&F executed a Waiver Agreement that waives L&F’s right to terminate the license agreement or any other remedies, for non-payment of the $1,500,000 of milestone payments, collectively through March 31, 2023. All other terms of the license agreement remain in effect.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

On February 28, 2023, the Company and L&F executed an Amendment and Restatement Agreement that waived L&F’s right to terminate the L&F License Agreement or any other remedies, for non-payment of the First Milestone Payment, until (a) March 31, 2023 as to $1,000,000 of such milestone payments (“Waiver A”) and (b) January 31, 2024 as to $500,000 of milestone payments (“Waiver B”). Waiver A was contingent upon (i) forgiveness by the Company of $351,579 in aggregate principal amount outstanding under a certain convertible note, and (ii) a cash payment by the Company to L&F in the amount of $648,421, on or before March 31, 2023. Waiver B is contingent upon a cash payment by the Company to L&F in the amount of $500,000 on or before the earlier of (x) January 31, 2024, and (y) ten business days from the date that the Company receives net proceeds of at least $30,000,000 from the issuance of new equity capital. All other terms of the L&F License remain in effect. See Note 5 – Note Receivable for further details around the promissory note agreement entered into upon the exercise of warrants by L&F and Note 9 – Stockholders’ Permanent and Temporary Equity – Redeemable Common Stock and Put Option for discussion about the put option agreement entered into by the Company and L&F in connection with the L&F Note Agreement.

On March 29, 2023, the Company paid the $648,421 of cash to L&F, thus meeting the conditions of Waiver A, which also had the effect of canceling the Note Receivable and the Put Option.

On January 30, 2024, the Company paid $500,000 of cash to L&F, thus meeting the conditions of Waiver B.

InflamaCORE

On April 18, 2019, the Company entered into a license agreement with InflamaCORE, LLC (“InflamaCORE”) whereby InflamaCORE agreed to grant the Predecessor an exclusive license to the InflamaCORE Program Technology for the development and commercialization of IC 100, for the treatment of inflammation. The term of the license agreement shall commence on the effective date and, unless earlier terminated in accordance with the terms of the agreement, continue until the expiration of the last-to-expire of all royalty payment obligations of licensee. In conjunction with this license agreement, InflamaCORE entered into an agreement with the University of Miami to aggregate all of the intellectual property and technology developed by InflamaCORE scientists, who are all employees of the University of Miami, under the InflamaCORE umbrella. The term of the agreement shall commence on the effective date and shall remain in effect until the later of (a) the date on which all issued patents and filed patent applications within the patent rights have expired or been abandoned and no royalties are due or (b) twenty (20) years, unless earlier terminated in accordance with the terms of the agreement. The two agreements were executed with the understanding that ZyVersa will further develop the intellectual property and technology under the license agreement.

In consideration for the license, the Predecessor agreed to pay an up-front fee to InflamaCORE in the amount of $346,321 to cover the patent cost reimbursement to the University of Miami. InflamaCORE is also entitled to six milestone payments totaling $22,500,000 (the first milestone payment of $200,000 is triggered by the submission of an investigational new drug application for the first indication of a therapeutic licensed product). ZyVersa is required to pay sales royalties to InflamaCORE between 5% and 10%, which expire upon the latest of: (a) expiration of the last-to-expire of a patent or (b) expiration of regulatory exclusivity, as defined in the agreement. ZyVersa is required to pay sales royalties to the University of Miami between 3% and 6%. Finally, InflamaCORE received five-year Predecessor warrants to purchase an aggregate of 1,000,000 shares of Predecessor common stock, of which, a Predecessor warrant to purchase 400,000 shares of Predecessor common stock (equivalent to 2,270 shares of Successor common stock), with an issue date fair value of $815,822, which was recorded as research and development expenses, was issued at the execution of the agreement at an exercise price of $2.30 per share (or $405.30 per share of Successor common stock) and the remaining Predecessor warrants to purchase 600,000 shares of Predecessor common stock are to be issued at a price per share equal to the fair value of the Predecessor’s common stock at the time of issuance upon the satisfaction of certain milestones, unless the Company closes an initial public offering (“IPO”), defined as the initial public offering of the Predecessor’s Common Stock or other equity securities, at which point all warrants will be issued. If the Company completes its IPO within the three-year period immediately prior to the expiration date, the expiration date shall automatically be extended until the third anniversary of the effective date of the Company’s IPO. The Company determined that the Business Combination didn’t meet the definition of an IPO. The University of Miami also received 200,000 shares of Predecessor common stock, with a grant date fair value of $460,000, which was recorded as research and development expenses, under the agreement. As of December 31, 2023, the Successor did not pay or owe any royalties, the performance milestones associated with the cash payments and issuance of Successor warrants were not achieved and the Company did not accrue for any payments or issue the remaining Successor warrants associated with the license agreement.

Operating Leases

On January 18, 2019, the Predecessor entered into a lease agreement for approximately 3,500 square feet of office space in Weston, Florida for a term of five years. Under the lease agreement, the annual base rent, which excludes the Predecessor’s share of taxes and operating costs, was approximately $89,000 for the first year and increases approximately 3% every year thereafter for a total base rent lease commitment of approximately $497,000. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064.

The Successor recognized rent expense in connection with its operating lease for the year ended December 31, 2023 of $154,841 and the Successor and Predecessor recognized $7,795 and $148,881, respectively, for the period ending December 31, 2022 and December 12, 2022, respectively.

See Note 3 – Summary of Significant Accounting Policies – Recently Adopted Accounting Pronouncements for information related to the Company’s adoption of the new lease accounting standard and the recognition of a right-of-use asset and operating lease liability.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

A summary of the Company’s right-of-use assets and liabilities is as follows:

	Successor		Predecessor
		For the Period	For the Period
	For the Year Ended	December 13 Through	January 1, 2022 Through
	December 31, 2023	December 31, 2022	December 12, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$100,099	$4,786	$86,100

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-	$-

Weighted Average Remaining Lease Term
Operating leases	0.08 Years	1.08 Years	1.08 Years

Weighted Average Discount Rate
Operating leases	6.5%	6.5%	6.5%

Future minimum payments under these operating lease agreements are as follows:

Amount

For the year ended December 31, 2024	$8,703
Less: amount representing imputed interest	(48)
Total	$8,656

Note 9 – Stockholders’ Permanent and Temporary Equity

Authorized Capital

The Predecessor was authorized to issue 75,000,000 shares of Predecessor common stock, par value of $0.00001 per share, and 5,000,000 shares of Predecessor preferred stock, par value of $0.00001 per share. The holders of the Predecessor’s common stock were entitled to one vote per share.

The Successor was authorized to issue 110,000,000 shares of Successor common stock, par value of $0.0001 per share, and 1,000,000 shares of Successor preferred stock, par value $0.0001 per share. The holders of the Successor’s common stock are entitled to one vote per share.

Effective November 30, 2023, the Company amended its certificate of incorporation to increase the authorized number of shares of the Company’s capital stock from 111,000,000 to 251,000,000 and the number of authorized shares of common stock from 110,000,000 to 250,000,000.

Equity Incentive Plans

Predecessor 2014 Equity Incentive Plan

The Predecessor was authorized to issue awards under its 2014 Equity Incentive Plan (the “2014 Plan”), as amended on October 9, 2018, February 2, 2019 and February 2, 2021. Under the 2014 Plan, 102,651 shares of Predecessor common stock of the Company are authorized for issuance as of December 12, 2022. The number of shares of common stock available for issuance under the 2014 Plan shall automatically increase on the first trading day of January each calendar year during the term of the 2014 Plan, beginning with calendar year 2019, by an amount equal to five percent (5%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. The 2014 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2014 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2023, there were no shares available for future issuance under the 2014 Plan.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Successor 2022 Omnibus Equity Incentive Plan

The Successor is authorized to issue awards under the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). Under the 2022 Plan, 31,138 shares of Successor common stock were initially authorized for issuance. The number of shares of Successor common stock available for issuance under the 2022 Plan shall automatically increase on the first trading day of January each calendar year during the term of the 2022 Plan, beginning with calendar year 2023, by an amount equal to four percent (4%) of the total number of shares of Successor common stock outstanding on the last trading day in December of the immediately preceding calendar year. On January 1, 2023 the shares automatically increased to 41,523. On September 8, 2023, the Company’s Board of Directors approved the Company’s Amended and Restated 2022 Omnibus Equity Incentive Plan (the “A&R Plan”), which the stockholders approved on October 31, 2023. The restated plan increases the number of shares of the Company’s Successor common stock reserved for issuance by 114,286 shares to 155,809. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2022 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s Successor common stock on the date of grant. As of December 31, 2023, there were 114,286 Successor shares available for future issuance under the 2022 Plan.

Successor Common Stock

On December 12, 2022, the Company closed on the Business Combination (see Note 4 – Business Combination) which met the legal definition of a reverse merger with a publicly traded company (albeit for accounting purposes it was a forward merger). Accordingly, such Business Combination met the definition of a Qualified Offering and, as such, the $3,961,000 of Predecessor convertible notes principal, $709,608 of related accrued interest and $1,167,601 of derivative liabilities, were automatically converted into 2,940,537 shares of Predecessor common stock, which in turn were exchanged for 16,681 shares of Successor common stock. The automatic conversion was pursuant to the share-settled redemption feature included in the original terms of the Predecessor convertible notes which resulted in a conversion price of $1.58835 (80% of the $1.98542 fair value per share of the Predecessor common stock which was determined using the Business Combination exchange ratio of 176.28). The automatic conversion of Predecessor convertible notes pursuant to a share-settled redemption feature is accounted for as an extinguishment, but this automatic conversion didn’t result in the recognition of an extinguishment loss because the redemption feature (derivative liability) was marked to the market on the date of the Business Combination, prior to the derecognition of the carrying value of the Predecessor convertible notes principal, accrued interest and derivative liability, and those aggregate amounts are allocated to common stock (par value) and additional paid-in-capital.

On June 5, 2023, the Company issued 86,976 shares of common stock valued at $1.2 million to certain investors in a private placement (including to certain members of the Company’s sponsor) in exchange for increasing the duration of their lockup period until July 31, 2023 with respect to an aggregate of 56,507 shares of common stock underlying all securities of the Company held by such investors. The $1,156,778 fair value of the common stock issued was recorded in general and administrative expense in the Statement of Operations during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company entered into marketing agreements with two vendors in which the Company issued an aggregate of 104,571 shares of common stock and cash in exchange for marketing services. The $671,620 fair value of the common stock was established as a prepaid expense and the Company is recognizing the expense over the terms of the contracts.

Successor Equity Offerings

On April 28, 2023, the Company completed an offering of 314,729 shares of common stock and warrants to purchase 314,729 shares of common stock for gross proceeds of $11.0 million (the “April 2023 Offering”). Each share of common stock was sold together with a five-year warrant to purchase one share of common stock at an exercise price of $35.00 per share, which was exercisable upon issuance. The Company determined that the warrant should be equity-classified, primarily because it is indexed to the Company’s own stock and it met the requirements for equity classification. Accordingly, because both the common stock and the warrant are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. Total issuance costs were $1,184,482 including $440,620 of placement fees, $455,332 of legal fees, $259,774 of accounting and professional service costs related to the offering, and $28,756 of other costs.

On July 26, 2023, the Company completed a public offering of 93,030 shares of common stock, pre-funded warrants (the “July 2023 Pre-Funded Warrants”) to purchase 270,565 shares of common stock and common warrants (the “July 2023 Warrants”) to purchase 363,636 shares of common stock at a combined public offering price of $5.78 per share (less $0.0035 for each July 2023 Pre-Funded Warrant) which resulted in gross proceeds of $2.1 million (the “July 2023 Offering”). The July Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all July 2023 Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0035 per share. The July 2023 Warrants are exercisable immediately for a term of five years and have an exercise price of $5.78 per share. The Company determined that both warrants should be equity-classified, primarily because they are indexed to the Company’s own stock and they met the requirements for equity classification. Accordingly, because the common stock and both warrants are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. Total issuance costs were $523,115 including $125,943 of placement fees, $236,091 of legal fees, $87,037 of accounting and professional service costs related to the offering, $26,744 of other costs, and $47,300 incremental fair value of the modified warrants as compared to the original warrants (see Stock Warrants below).

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

On December 11, 2023, the Company completed a public offering of 400,000 shares of common stock, pre-funded warrants (the “December 2023 Pre-Funded Warrants”) to purchase 3,600,000 shares of common stock, Series A common warrants (the “December 2023 Series A Warrants”) to purchase 4,000,000 shares of common stock, and Series B common warrants (the “December 2023 Series B Warrants”) to purchase 4,000,000 shares of common stock at a combined public offering price of $1.25 per share (less $0.0001 for each December 2023 Pre-Funded Warrant) which resulted in gross proceeds of $5.0 million (the “December 2023 Offering”). The December 2023 Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The December 2023 Series A Warrants are exercisable immediately for a term of five years and have an exercise price of $1.25 per share. The December 2023 Series B Warrants are exercisable immediately for a term of 18-months and have an exercise price of $1.25 per share. The Company determined that all warrants should be equity-classified, primarily because they are indexed to the Company’s own stock and they met the requirements for equity classification. Accordingly, because the common stock and warrants are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. Total issuance costs were $653,514 including $299,978 of placement fees, $232,336 of legal fees, $94,325 of accounting and professional service costs related to the offering, and $26,875 of other costs.

Redeemable Common Stock and Put Option

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

On December 12, 2022, the Company closed on the Business Combination (see Note 4 – Business Combination) whereby the 331,331 shares of Predecessor common stock subject to the Put Option were exchanged for 1,880 shares of Successor common stock at a price of $176.28 per share. The put option has the practical effect of making the underlying shares of Successor common stock redeemable. As a result, they were classified as temporary equity on the December 31, 2022 balance sheet.

On March 29, 2023, the Company forgave $351,579 in aggregate principal amount outstanding on the L&F Note and paid $648,421 of cash to L&F, thus meeting the conditions of Waiver A. L&F’s put option expired upon meeting the Waiver A conditions, which resulted in a reclassification of 1,880 shares of Successor common stock and $331,331 classified as temporary equity to permanent equity.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Automatic Conversion of Predecessor Series A Preferred Stock

On December 12, 2022, in connection with the Business Combination, all outstanding 2,427,832 shares of Predecessor Series A Preferred Stock automatically converted into 6,406,210 shares of Predecessor common stock and five-year Predecessor Series A Warrants to purchase 6,406,210 shares of Predecessor common stock, which were then exchanged for 36,340 shares of Successor common stock and five-year warrants to purchase 36,340 shares of Successor common stock at an exercise price of $241.50 per share. The conversion of equity classified preferred stock that converts pursuant to the original terms of the preferred stock, results in the derecognition of the carrying value of the preferred stock and the allocation of that amount to common stock (par value) and additional paid-in-capital, without the recognition of a gain or loss.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Successor Preferred Stock

Successor Series A Preferred Stock Financing

In connection with the Business Combination, the Successor sold 8,635 shares of Series A Preferred Stock and five-year warrants to purchase 24,671 shares of Successor common stock at an exercise price of $402.50 per share (the “PIPE Warrants”), to certain purchasers at a price of $1,000 per share for net proceeds of $8,635,000 (the “PIPE” financing).

The Successor Series A Preferred Stock is convertible, at the option of the holder, at any time into a number of shares of Successor common stock equal to the face value divided by the conversion price then in effect (initially $350.00). In addition, for five years following the issuance of the Successor Series A Preferred Stock, the conversion price is automatically adjusted to the greater of (a) $70.00; and (b) the lowest price of any subsequent offerings of securities at a price less than the conversion price.

The conversion price also resets at both 90 days and 150 days following the effectiveness of the registration of the Successor Series A Preferred Stock (each a “Commencement Date”) to the greater of (a) $70.00; and (b) 85% of the lowest of the ten consecutive daily volume-weighted average prices commencing on, and including, each Commencement Date.

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

On or about April 28, 2023, cash proceeds from the April 2023 Offering in the amount of $10.5 million were used to redeem 8,400 shares of Series A Preferred Stock. The loss on the extinguishment of preferred stock is accounted for in a manner similar to the treatment of dividends paid on preferred stock. The loss on extinguishment is calculated as the difference between (a) the fair value of the negotiated $10.5 million of cash transferred to the holders of the Series A Preferred Stock (which also settled the Company’s obligation to make Effectiveness Failure payments (See Note 9 – “Stockholders’ Permanent and Temporary Equity – Effectiveness Failure” for details of Effectiveness Failure)), and (b) the $3.7 million net carrying amount of the Series A Preferred Stock. Accordingly, the redemption resulted in the recognition of a $6.4 million deemed dividend for the purposes of calculating the Company’s loss per common share. Because the Company has an accumulated deficit, both the debit and the credit associated with the dividend are to additional paid-in-capital, so there is no balance sheet effect.

On August 3, 2023, the Company entered into a redemption agreement and release with an investor which resulted in the Company, on August 4, 2023, redeeming 150 of the 200 remaining shares of Series A Convertible Preferred Stock and warrants to purchase 2,465 shares of common stock at an exercise price of $2.00 per share for a cash payment of $230,000. The Company recognized an $32,373 deemed dividend during the year ended December 31, 2023, as a result of the extinguishment accounting associated with the redemption.

As a result of the April 2023 Offering, (a) the exercise price of the Series A Warrants to purchase 24,671 shares of common stock at an exercise price of $402.50 per share that were issued to participants in the original PIPE financing had the exercise price reset to its floor price of $70.00 per share, while becoming exercisable for 141,861 shares of common stock (which resulted in the recognition of a $1.4 million deemed dividend); (b) the remaining 235 shares of Series A Preferred Stock had their $350.00 original conversion price reset to the floor conversion price of $70.00 per share of common stock (which resulted in the recognition of a $37,000 deemed dividend); and (c) the $350.00 original conversion price of the 5,062 shares of Series B Preferred Stock issued in connection with the Business Combination reset to its floor price of $245.00 per share of common stock (which resulted in the recognition of a $0.1 million deemed dividend).

Following the triggering of the down round provision, the holders of 35 shares of Series A Preferred Stock converted into 500 shares of common stock at the new conversion price of $70.00 per share.

Successor Preferred Series B Issuance

In connection with the Business Combination, the Successor issued 5,062 shares of Series B Preferred Stock to certain vendors that provided services to the Company at a price of $1,000 per share in exchange for the satisfaction of $5,062,000 of Company liabilities.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

The Successor Series B Preferred Stock is convertible, at the option of the holder, at any time into a number of shares of Successor common stock equal to the face value divided by the conversion price then in effect (initially $350.00). In addition, for five years following the issuance of the Successor Series B Preferred Stock, the conversion price is automatically adjusted to the greater of (a) $245.00; and (b) the lowest price of any subsequent offerings of securities at a price less than the conversion price.

The conversion price also resets at 150 days following the effectiveness of the registration of the Successor Series B Preferred Stock (each a “Commencement Date”) to the greater of (a) $245.00; and (b) the lowest of the five consecutive daily volume-weighted average prices commencing on, and including, the Commencement Date.

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

Stock-Based Compensation

For the year ended December 31, 2023, the Successor recorded stock-based compensation expense of $1,192,963 (of which, $132,767 was included in research and development and $1,060,196 was included in general and administrative expense) related to options issued to employees and consultants. As of December 31, 2023, there was $1,027,460 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.7 years.

For the period December 13, 2022 through December 31, 2022, the Successor recorded stock-based compensation expense of $56,333 (of which, $7,808 was included in research and development and $48,525 was included in general and administrative expense) related to options issued to employees and consultants. For the period ended December 12, 2022, the Predecessor recorded stock-based compensation expense of $3,524,801 (of which, $673,160 was included in research and development and $2,851,641 was included in general and administrative expense) related to options issued to employees and consultants. As of December 31, 2022, there was $2,957,047 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.6 years.

Stock Options

On January 27, 2023, the Company granted ten-year stock options to purchase 2,858 shares of Successor common stock, with an aggregate grant date value of $184,426 to its newly appointed Chief Medical Officer and Senior Vice President of Medical Affairs as inducement for entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) under the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”). The stock options vest annually over three years and have an exercise price of $73.85 per share.

On March 10, 2023, the Company granted ten-year stock options to purchase 372 shares of Successor common stock to employees of the Company under the 2022 Plan. The stock options have an aggregate grant date value of $23,770, vest annually over three years and have an exercise price of $79.10 per share. Of the 372 shares, 143 shares were issued to the son of an executive officer of the Company.

On May 24, 2023, the Company granted ten-year stock options to purchase 41,523 shares of Successor common stock to employees and directors of the Company under the 2022 Plan. The stock options have an aggregate grant date value of $555,004, of which $499,660 vest annually over three years and $55,344 vest immediately and have an exercise price of $15.25 per share.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

The grant date fair value of stock options granted during the Successor year ended December 31, 2023 and the period from December 13, 2022 through December 31, 2022 for the Successor and the period from January 1, 2022 through December 12, 2022 for the Predecessor was determined using the Black Scholes method, with the following assumptions used:

	Successor		Predecessor
		For the Period	For the Period
	For the Year ended	December 13 through	January 1 through
	December 31, 2023	December 31, 2022	December 12, 2022
Fair value of common stock on date of grant	$15.26 - $78.05	n/a	$2.27 - $3.00
Risk free interest rate	3.53% - 4.27%	n/a	1.68% - 3.01%
Expected term (years)	5.00 - 6.00	n/a	3.53 - 6.00
Expected volatility	120% - 123%	n/a	111% - 119%
Expected dividends	0.00%	n/a	0.00%

During the period ended December 12, 2022, the fair value of the Predecessor’s common stock was determined using a market approach based on the status of the business combination agreement arm’s length discussions with the acquirer at each valuation date and which agreement was ultimately entered into on July 20, 2022 with a Company valuation of $85 million. The options granted during the period ended December 12, 2022 had a contractual term between seven and ten years and a requisite vesting period of zero to three years.

A summary of the option activity for the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2023	56,999	$366.29
Granted	44,753	19.52
Exercised	-	-
Forfeited	-	-
Outstanding, December 31, 2023	101,752	$220.65	6.3	$-

Exercisable, December 31, 2023	56,284	$333.65	5.0	$-

The following table presents information related to stock options as of December 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$15.25	41,523	9	4,286
$73.85	2,858	-	-
$79.10	372	-	-
$176.05	18,952	2.1	18,952
$396.55	351	8.5	351
$405.30	20,819	5.3	20,819
$572.60	16,877	7.4	11,876
	101,752	5.0	56,284

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

Stock Warrants

On July 26, 2023, in connection with the July 2023 Offering (see Successor Equity Offerings above), the Company amended the exercise price of certain warrants to purchase 39,372 shares of common stock for three investors from $35.00 to $5.78 per share and the expiration date was modified from April 28, 2028 to July 28, 2028. The $47,300 incremental fair value of the modified warrants as compared to the original warrants was recognized as an additional issuance cost of the July 2023 Offering.

On August 2, August 8 and September 8, 2023, a July 2023 Offering investor exercised pre-funded warrants to purchase an aggregate of 270,565 shares of common stock at an exercise price of $0.0035 per share for total proceeds of $947.

Between September 13 and September 18, 2023, the Company initiated a limited time program, which at the election of the warrant holder, would permit them to immediately exercise their July 2023 Warrants at a reduced exercise price of $4.75 per share and they would also be granted new 5.5-year warrants to purchase an equal number of shares of common stock at an exercise price of $4.75 per share. The new warrants are not exercisable for the first six months. Under the program, warrants to purchase an aggregate of 203,463 shares of common stock were exercised on September 14, 2023 for gross proceeds of $966,400 less total issuance costs of $208,702. Issuance costs include placement agent fees of $57,980, legal costs of $16,131, and warrant modification costs of $134,591. Because the modification represented a short-term inducement, modification accounting was only performed on the warrants that were actually exercised under the program. The Company recognized the $134,591 modification date incremental value of the modified warrants and additional warrants issued as compared to the original warrants, as an issuance cost of the warrant exercise.

A summary of the warrant activity for the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, Janaury 1, 2023	246,594	$376.11
Issued [4]	8,881,859	2.71
Exercised [5]	(203,463)	4.75
Forfeited	(9,447)	32.47
Repriced - Old [1]	(24,672)	402.50
Repriced - New [1]	141,868	70.00
Repriced - Old [2]	(39,372)	35.00
Repriced - New [2]	39,372	5.78
Repriced - Old [3]	(203,463)	5.78
Repriced - New [3]	203,463	4.75
Outstanding, December 31, 2023	9,032,739	$12.34	3.2	$-

Exercisable, December 31, 2023	8,827,273	$12.48	3.3	$-

[1]	Warrants represent the reset of the exercise price of the PIPE Warrants to purchase 24,672 shares of common stock to their floor price of $70.00 per share.
[2]	Warrants represent the reset of the exercise price of certain April 28, 2023 offering warrants to purchase 39,372 shares of common stock to a price of $5.78 per share.
[3]	Warrants represent the reset of the exercise price of certain July 26, 2023 offering warrants to purchase 203,463 shares of common stock to a price of $4.75 per share.
[4]	Warrants issued exclude 270,565 July Pre-Funded Warrants with an exercise price of $0.0035 and 3,600,000 December 2023 Pre-Funded Warrants with an exercise price of $0.0001.
[5]	Warrants exercised exclude 270,565 July 2023 Pre-Funded Warrants exercised with an exercise price of $0.0035 and 2,285,000 December 2023 Pre-Funded Warrants exercised with an exercise price of $0.0001.

ZYVERSA THERAPEUTICS, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents information related to stock warrants as of December 31, 2023:

Warrants Outstanding [1]		Warrants Exercisable [1]
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.25	8,000,000	3.2	8,000,000
$4.75	203,464	n/a	-
$5.78	199,555	4.5	199,555
$35.00	275,378	4.3	275,378
$70.00	139,403	4.0	139,403
$176.05	2,994	1.1	998
$241.50	36,363	3.9	36,363
$402.50	173,306	4.0	173,306
$405.30	2,270	0.3	2,270
	9,032,733	3.3	8,827,273

[1]	Warrants outstanding and exercisable exclude 1,315,000 Pre-Funded Warrants with an exercise price of $0.0001.

Effectiveness Failure

In connection with the Business Combination, the Company conducted the Successor Series A Preferred Stock Financing. On or about February 20, 2023, the Company failed to have the SEC declare a registration statement effective (the “Effectiveness Failure”) which covered the Successor Series A Preferred Stock registrable securities within the time period prescribed by the Securities Purchase Agreement (the “SPA”). The SPA entitles the investors to receive registration delay payments (“Registration Delay Payments”) equal to 1.5% of each investor’s purchase price on the date of the Effectiveness Failure and every thirty days thereafter that the Effectiveness Failure persists. Failure to make the Registration Delay Payments on a timely basis result in the accrual of interest at the rate of 2.0% per month. On April 28, 2023, the proceeds from the April 2023 Offering were used to make most of the Registration Delay Payments and redeem substantially all of the Successor Series A Preferred Stock (see Successor Series A Preferred Stock Financing above). As of December 31, 2023, the Company has accrued additional Registration Delay Payments of approximately $7,261 in the aggregate.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as discussed below.

License Agreements

On January 30, 2024, the Company paid $500,000 of cash to L&F, thus meeting the conditions of Waiver B (see Note 8 – Commitments and Contingencies – License Agreements).

Common Stock

On January 2, 2024, the Company entered into a marketing agreement with a vendor in which the Company issued an aggregate of 90,000 shares of common stock in exchange for marketing services. The $79,200 fair value of the common stock was established as a prepaid expense and the Company will recognize the expense over the term of the contract.

Stock Warrants

Subsequent to December 31, 2023, investors of the December 2023 Offering exercised warrants to purchase 2,138,000 shares of common stock at an exercise price of $1.25 per share for total proceeds of $2,672,500.

Between January 17 and February 23, 2024, a December 2023 Offering investor exercised 1,315,000 pre-funded warrants on a cashless basis to purchase 1,314,806 shares of common stock at an exercise price of $0.0001 per share.

Successor 2022 Omnibus Equity Incentive Plan

On January 1, 2024, the total number of shares under the Successor 2022 Omnibus Equity Incentive Plan automatically increased to 317,891.

