Form 10-K/A
period 2023-12-31
ZyVersa Therapeutics, Inc.
filed 2024-05-15
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sales price of $8.61 for such shares on the Nasdaq Global Market on June 30, 2023) was approximately $5.6 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included in Part III, Item 12 of our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 25, 2024.

As of May 10, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 834,896.

Auditor Name	Auditor Location	Auditor Firm ID
Marcum LLP	New York, NY	688

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

ZyVersa Therapeutics, Inc. (the “Company,” “ZyVersa,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2024. This Form 10-K/A amends and restates in its entirety Item 9A of Part II and Item 15 of Part IV of the 2023 10-K in order to clarify its existing language. The cover page of the 2023 10-K is also amended to update the number of outstanding shares of common stock as of May 10, 2024. Also, Exhibit 97.1 was appended to this Form 10-K/A.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the 2023 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A, paragraph 3 of these certifications has been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the 2023 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2023 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2023 10-K, nor does it amend, modify or otherwise update any other information in the 2023 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2023 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2023 10-K.

Emerging Growth Company—Scaled Disclosure

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), enacted in April 2012. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our IPO, which is December 23, 2026; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ZYVERSA THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

i

PART II

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

Management’s Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was not effective as of December 31, 2023, as a result of the material weakness described below.

Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2023:

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of the material weakness as described above, we believe that the financial statements in the December 31, 2023 Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Remediation Plan

Our management is committed to taking further action and implementing necessary enhancements or improvements, including those actions already taken to address the material weakness related to design and implementation of effective controls over the accounting for significant and complex non-routine transactions cited in the Company’s December 31, 2022 Form 10-K, and the material weakness identified as of December 31, 2023. Management expects to complete the development and implementation of its remediation plan, during 2024.

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

Attestation Report of Registered Public Accounting Firm

This Form 10-K/A does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for emerging growth companies provide an exemption from the attestation requirement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K/A.

Exhibit Number	Description
2.1+	Business Combination Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp., Larkspur Merger Sub Inc., Stephen Glover and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.2	Second Amended and Restated Bylaws of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.3	Certificate of Designation relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.4	Certificate of Designation relating to the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.5	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8K filed with the SEC on November 30, 2023).
4.1	Specimen Class A Common Stock Certificate of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.2	Form of Warrant issued by the Company in connection with the Public Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.3	Form of Warrant issued by the Company in connection with the Private Placement Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.4	Form of Warrant issued by the Company to each PIPE Investor (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.5	Form of Bridge Warrant issued by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.6	Form of Warrant pursuant to License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.7	Form of Warrant pursuant to License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.8**	Description of the Company’s Securities.
4.9	Form of Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.11	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed with the SEC on July 7, 2023).
4.12	Form of Common Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Amendment No. 2 to Form S-1 Registration Statement, filed with the SEC on July 7, 2023).
4.13	Warrant Amendment (incorporated by reference to Exhibit 4.8.1 to the Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, filed with the SEC on July 26, 2023).
4.14	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report to Form 8-K filed with the SEC on September 14, 2023).
4.15	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.16	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.17	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 11, 2023).

10.1	Amended and Restated Registration Rights Agreement, dated as of December 12, 2022, by and among the Company and each of the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.2	Form of Shareholder Support Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp., ZyVersa Therapeutics, Inc. and certain of the stockholders of ZyVersa Therapeutics, Inc., identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.3	Form of Lock-Up Agreement, dated as of July 20, 2022, by and among the Company and the parties listed on Schedule A thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
10.4	Registration Rights Agreement, relating to Series A Preferred Stock, dated as of December 12, 2022, by and among the Larkspur Health Acquisition Corp. and each of the PIPE Investors (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.5	Registration Rights Agreement, relating to Series B Preferred Stock, dated as of December 12, 2022, by and among the Company and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.6	Business Combination Advisor Agreement, dated December 20, 2021, by and between the Company and A.G.P (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2021).
10.7+†	License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.8+†	License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.8.1	Second Amendment to Waiver of Certain Rights under License Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).
10.8.2	Amendment and Restatement Agreement, by and between L&F Research LLC and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 3, 2023).
10.9+†	First Amendment to License Agreement, dated January 9, 2020, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.10#	ZyVersa Therapeutics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.11#	Form of Incentive Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.12#	Form of Restricted Stock Unit Award Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.2 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.13#	Form of Non-Qualified Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.3 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.14#	Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.15#	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.16#	Executive Employment Agreement, by and between the Company and Stephen Glover (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.17#	Executive Employment Agreement, by and between the Company and Nicholas A. LaBella (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.18#	Executive Employment Agreement, by and between the Company and Karen A. Cashmere (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.19#	Executive Employment Agreement, by and between the Company and Peter Wolfe (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.21#	Executive Employment Agreement by and between the Company and Pablo Guzman, M.D. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2023).
10.22#	Amendment to Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.23	Form of Placement Agency Agreement (incorporated by reference to Exhibit 1.1 to Company’s Registration Statement on Form S-1 filed with the SEC on April 24, 2023).

10.24	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.22 to Company’s Registration Statement on Form S-1 filed with the SEC on April 24, 2023).
10.25	Form of Escrow Agreement (incorporated by reference to Exhibit 10.23 to Company’s Registration Statement on Form S-1 filed with the SEC on April 24, 2023).
10.26	Placement Agency Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 26, 2023).
10.27	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed with the SEC on July 7, 2023).
10.28	Form of Inducement Letter (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2023).
10.29	Form of Securities Purchase Agreement, dated as of December 6, 2023, between the Company and each purchaser named in the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
10.30	Placement Agency Agreement, dated as of December 6, 2023, between the Company and A.G.P (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
16.1	Letter dated December 22, 2023 from Ernst & Young LLP to the U.S. Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on December 22, 2023).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
23.1**	Consent of Marcum LLP
23.2**	Consent of Ernst & Young LLP
24.1**	Power of Attorney (included on the signature page).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1*	Compensation Recovery Policy.
99.1	Securities Purchase Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
99.2	Securities Purchase Agreement, dated as of December 12, 2022, by and among Larkspur Health Acquisition Corp. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
101.INS**	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH**	Inline XBRL Taxonomy Extension Schema Document.
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

#	Management contract or compensatory plan or arrangement.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
†	Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon its request.
*	Filed herewith.
**	Incorporated by reference to the Company’s December 31, 2023 Form 10-K that was filed with the SEC on March 25, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYVERSA THERAPEUTICS, INC.

Date: May 15, 2024	/s/ Stephen C. Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

