Form 10-Q
period 2024-03-31
ZyVersa Therapeutics, Inc.
filed 2024-05-15
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

As of May 10, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 834,896.

Except as otherwise indicated, all share and per share information in this Report gives effect to the reverse stock split of the registrant’s outstanding common stock at a ratio of one-for-ten shares, which was effected as of 4:01 p.m. Eastern Time on April 25, 2024.

ZYVERSA THERAPEUTICS, INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash	$2,033,576	$3,137,674
Prepaid expenses and other current assets	866,476	215,459
Total Current Assets	2,900,052	3,353,133
Equipment, net	4,333	6,933
In-process research and development	18,647,903	18,647,903
Vendor deposit	98,476	98,476
Operating lease right-of-use asset	-	7,839
Total Assets	$21,650,764	$22,114,284

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$8,127,746	$8,431,583
Accrued expenses and other current liabilities	1,454,970	1,754,533
Operating lease liability	-	8,656
Total Current Liabilities	9,582,716	10,194,772
Deferred tax liability	844,914	844,914
Total Liabilities	10,427,630	11,039,686

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 834,903 and 405,212 shares issued as of March 31, 2024 and December 31, 2023, respectively, and 834,896 and 405,206 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	83	40
Additional paid-in-capital	117,276,079	114,300,849
Accumulated deficit	(106,045,861)	(103,219,124)
Treasury stock, at cost, 7 shares at March 31, 2024 and December 31, 2023, respectively	(7,168)	(7,168)
Total Stockholders’ Equity	11,223,134	11,074,598

Total Liabilities and Stockholders’ Equity	$21,650,764	$22,114,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Operating Expenses:
Research and development	$512,937	$1,055,943
General and administrative	2,313,699	3,536,136
Total Operating Expenses	2,826,636	4,592,079

Loss From Operations	(2,826,636)	(4,592,079)

Other (Income) Expense:
Interest (income) expense	101	(1,078)

Pre-Tax Net Loss	(2,826,737)	(4,591,001)
Income tax benefit	-	1,047,051
Net Loss	$(2,826,737)	$(3,543,950)

Net Loss Per Share - Basic and Diluted	$(4.53)	$(135.88)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	623,600	26,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2024 and 2023

(Unaudited)

	For the Three Months Ended March 31, 2024
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2023	50	$-	5,062	$1	405,212	$40	(7)	$(7,168)	$114,300,849	$(103,219,124)	$11,074,598

Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants					131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	9,000	1	-	-	79,199	-	79,200
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	223,573	-	223,573
Net loss	-	-	-	-	-	-	-	-	-	(2,826,737)	(2,826,737)
Balance - March 31, 2024	50	$-	5,062	$1	834,903	$83	(7)	$(7,168)	$117,276,079	$(106,045,861)	$11,223,134

	For the Three Months Ended March 31, 2023
	Series A		Series B				Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2022	8,635	$1	5,062	$1	25,760	$902	$104,583,271	$(4,921,178)	$99,662,997
Reclassification of formerly redeemable common stock	-	-	-	-	188	7	331,324	-	331,331
Issuance of common stock pursuant to vendor agreements	-	-	-	-	371	13	395,187	-	395,200
Registration costs associated with preferred stock issuance	-	-	-	-	-	-	(34,674)	-	(34,674)
Stock-based compensation	-	-	-	-	-	-	287,461	-	287,461
Net loss	-	-	-	-	-	-	-	(3,543,950)	(3,543,950)
Balance - March 31, 2023	8,635	$1	5,062	$1	26,320	$922	$105,562,569	$(8,465,128)	$97,098,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(2,826,737)	$(3,543,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	223,573	287,461
Issuance of common stock pursuant to vendor agreements	79,200	395,200
Depreciation of fixed assets	2,600	2,600
Non-cash rent expense	7,839	22,047
Deferred tax benefit	-	(1,047,051)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(651,017)	(1,096,204)
Accounts payable	(303,837)	355,441
Operating lease liability	(8,656)	(24,249)
Accrued expenses and other current liabilities	(299,563)	59,253
Net Cash Used In Operating Activities	(3,776,598)	(4,589,452)

Cash Flows From Financing Activities:
Exercise of warrants	2,672,500	-
Registration and issuance costs associated with preferred stock issuance	-	(34,674)

Net Cash Provided By (Used In) Financing Activities	2,672,500	(34,674)

Net Decrease in Cash	(1,104,098)	(4,624,126)

Cash - Beginning of Period	3,137,674	5,902,199

Cash - End of Period	$2,033,576	$1,278,073

Supplemental Disclosures of Cash Flow Information:
Reclassification of formerly redeemable common stock	$-	$331,331

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024.

On December 4, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1-for-35 (the “2023 Reverse Split”). Upon the effectiveness of the 2023 Reverse Split, every 35 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the 2023 Reverse Split.

On April 25, 2024, the Company effected a reverse stock split of its common stock at a ratio of 1-for-10 (the “2024 Reverse Split”). Upon the effectiveness of the 2024 Reverse Split, every 10 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the 2024 Reverse Split.

Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the 2023 Reverse Split and the 2024 Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented. See Note 8 – Subsequent Events – Reverse Stock Split.

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

As of March 31, 2024, the Company had cash of approximately $2.0 million and a working capital deficit of approximately $6.7 million. During the three months ended March 31, 2024, the Company incurred a net loss of approximately $2.8 million and used cash in operations of approximately $3.8 million. The Company has an accumulated deficit of approximately $106.0 million as of March 31, 2024.

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

Note 3 – Summary of Significant Accounting Policies

Since the date the Company’s December 31, 2023 financial statements were issued in its 2023 Annual Report on Form 10-K, there have been no material changes to the Company’s significant accounting policies.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	For the Three Months Ended
	March 31,
	2024	2023
Warrants [1]	689,520	24,653	(2)
Options	10,243	6,086
Series A Convertible Preferred Stock	72	2,467	(3)
Series B Convertible Preferred Stock	2,067	1,446	(4)
Total potentially dilutive shares	701,902	34,653

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 341 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported. See Note 6 - Commitments and Contingencies - License Agreements for details.
[2]	Does not include an additional 9,869 shares if the Successor Series A warrant exercise price resets to its floor price.
[3]	Does not include an additional 9,689 shares if the Successor Series A Convertible Preferred Stock conversion price resets to its floor price.
[4]	Does not include an additional 620 shares if the Successor Series B Convertible Preferred Stock conversion price resets to its floor price.

Segment Reporting

The Company operates and manages its business as one reportable and operating segment. All assets and operations are in the U.S. The Company’s Chief Executive Officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Reclassifications

Certain prior period balances have been reclassified from security deposits to vendor deposits on the condensed consolidated balance sheet in order to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for the Company for annual periods beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption to have any material effects on its financial condition, results of operation or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-09.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023

L&F milestone payment liability	$-	$500,000
Payroll accrual	668,803	668,803
Other accrued expenses	51,969	41,969
Bonus accrual	726,937	536,500
Registration delay liability [1]	7,261	7,261
Total accrued expenses and other current liabilities	$1,454,970	$1,754,533

[1]	See Note 7 – Stockholders’ Permanent and Temporary Equity for details of the registration delay liability.

Note 5 – Income Taxes

Income tax expense and the effective tax rate were as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2024	2023

Income tax benefit	$-	$1,047,051
Effective tax rate	0.00%	22.81%

The tax provisions for the three months ended March 31, 2024 and 2023 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0.00% and 22.81% for the three months ended March 31, 2024 and 2023. The decrease in the quarterly rates is primarily the result of the Company recording a full valuation allowance during the three months ended March 31, 2024 due to the reversal of a significant deferred tax liability that existed as of March 31, 2023.

Note 6 – Commitments and Contingencies

Litigations, Claims and Assessments

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

On February 28, 2023, the Company and L&F executed an Amendment and Restatement Agreement that waived L&F’s right to terminate the L&F License Agreement or any other remedies, for non-payment of the First Milestone Payment, until (a) March 31, 2023 as to $1,000,000 of such milestone payments (“Waiver A”) and (b) January 31, 2024 as to $500,000 milestone payments (“Waiver B”). Waiver A was contingent upon (i) forgiveness by the Company of $351,579 in aggregate principal amount outstanding under a certain convertible note, and (ii) a cash payment by the Company to L&F in the amount of $648,421, on or before March 31, 2023. Waiver B was contingent upon a cash payment by the Company to L&F in the amount of $500,000 on or before the earlier of (x) January 31, 2024, and (y) ten business days from the date that the Company received net proceeds of at least $30,000,000 from the issuance of new equity capital. All other terms of the L&F License remain in effect.

On March 29, 2023, the Company paid the $648,421 of cash to L&F, thus meeting the conditions of Waiver A, which also had the effect of canceling the Note Receivable and the Put Option and resulted in a reclassification of 188 shares of common stock and $331,331 classified as temporary equity to permanent equity.

On January 30, 2024, the Company paid $500,000 of cash to L&F, thus meeting the conditions of Waiver B.

Operating Leases

On January 18, 2019, the Predecessor entered into a lease agreement for approximately 3,500 square feet of office space in Weston, Florida for a term of five years. Under the lease agreement, the annual base rent, which excludes the Predecessor’s share of taxes and operating costs, was approximately $89,000 for the first year and increases approximately 3% every year thereafter for a total base rent lease commitment of approximately $497,000. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064. The Company used the short-term lease practical expedient which permits the Company to not capitalize leases with a term equal to or less than 12 months.

The Company recognized right-of-use asset amortization of $7,839 in connection with its operating lease for the three months ending March 31, 2024 and the Company recognized rent expense of $22,047 in connection with its operating lease for the three months ending March 31, 2024.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended
	March 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$8,656	$24,249

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	-	0.84 Years

Weighted Average Discount Rate
Operating leases	-	6.5%

Note 7 – Stockholders’ Permanent and Temporary Equity

Common Stock

During the three months ended March 31, 2024, the Company entered into a marketing agreement with a vendor in which the Company issued an aggregate of 9,000 shares of common stock and cash in exchange for marketing services. The $79,200 fair value of the common stock was established as a prepaid expense and the Company will recognize the expense over the terms of the contracts.

Temporary Equity

See Note 6 – Commitments and Contingencies for discussion of the movement of temporary equity to permanent equity on March 29, 2023.

Stock-Based Compensation

For the three months ended March 31, 2024 the Company recorded stock-based compensation expense of $223,573 (of which, $15,447 was included in research and development and $208,126 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended March 31, 2023 the Company recorded stock-based compensation expense of $287,461 (of which, $49,455 was included in research and development and $238,006 was included in general and administrative expense) related to options issued to employees and consultants. As of March 31, 2024 there was $803,890 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.6 years.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Stock Options

The grant date fair value of stock options granted during the three months ended March 31, 2024 and 2023 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended
	March 31,
	2024	2023
Fair value of common stock on date of grant	N/A	$2.11 - $2.23
Risk free interest rate	N/A	3.53% - 4.27%
Expected term (years)	N/A	6.00
Expected volatility	N/A	120% - 122%
Expected dividends	N/A	0.00%

A summary of the option activity for the three months ended March 31, 2024 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2024	10,243	$2,218.51
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding, March 31, 2024	10,243	$2,218.51	6.1	$-

Exercisable, March 31, 2024	6,150	$3,438.48	5.0	$-

The following table presents information related to stock options as of March 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$152.50	4,157	9.1	429
$738.50	286	8.8	95
$791.00	38	8.9	12
$1,760.50	1,910	1.8	1,910
$3,965.50	37	8.2	37
$4,053.00	2,095	5.0	2,095
$5,726.00	1,720	7.2	1,572
	10,243	5.0	6,150

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Stock Warrants

Between February 26, 2024 and March 6, 2024, investors in the December 2023 Offering exercised warrants to purchase 213,800 shares of common stock at an exercise price of $12.50 per share for total proceeds of $2,672,500.

Between January 17 and February 23, 2024, a December 2023 Offering investor exercised pre-funded warrants to purchase 131,500 shares of common stock on a cashless basis to purchase 131,481 shares of common stock at an exercise price of $0.001 per share.

A summary of the warrant activity for the three months ended March 31, 2024, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2024 [1]	903,320	$123.44
Issued	-	-
Exercised [2]	(213,800)	12.50
Outstanding, March 31, 2024	689,520	$157.92	3.67	$-

Exercisable, March 31, 2024	689,320	$157.46	3.67	$-

[1]	Warrants outstanding exclude 131,500 December 2023 Pre-Funded Warrants outstanding with an exercise price of $0.001.
[2]	Warrants exercised exclude 131,500 December 2023 Pre-Funded Warrants exercised with an exercise price of $0.001.

The following table presents information related to stock warrants as of March 31, 2024:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$12.50	586,200	3.58	586,200
$47.50	20,347	4.95	20,347
$57.75	19,965	4.27	19,965
$350.00	27,551	4.07	27,551
$700.00	13,944	3.70	13,944
$1,760.50	300	0.27	100
$2,415.00	3,651	3.70	3,651
$4,025.00	17,335	3.70	17,335
$4,053.00	227	0.05	227
	689,520	3.67	689,320

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Effectiveness Failure

In connection with the Business Combination, the Company conducted the Successor Series A Preferred Stock Financing. On or about February 20, 2023, the Company failed to have the SEC declare a registration statement effective (the “Effectiveness Failure”) which covered the Successor Series A Preferred Stock registrable securities within the time period prescribed by the Securities Purchase Agreement (the “SPA”). The SPA entitles the investors to receive registration delay payments (“Registration Delay Payments”) equal to 1.5% of each investor’s purchase price on the date of the Effectiveness Failure and every thirty days thereafter that the Effectiveness Failure persists. Failure to make the Registration Delay Payments on a timely basis result in the accrual of interest at the rate of 2.0% per month. On April 28, 2023, the proceeds from the April 2023 Offering were used to make most of the Registration Delay Payments and redeem substantially all of the Successor Series A Preferred Stock (see Successor Series A Preferred Stock Financing above). As of March 31, 2024, the Company has accrued additional Registration Delay Payments of approximately $7,261 in the aggregate.

Note 8 – Subsequent Events

2024 Reverse Stock Split

On April 25, 2024, the Company effected a reverse stock split of its common stock at a ratio of 1-for-10 (the “2024 Reverse Split”). Upon the effectiveness of the 2024 Reverse Split, every 10 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the 2024 Reverse Split. See Note 1 – Business Organization, Nature of Operations and Basis of Presentation for additional details.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company,” “we,” “us” or “our”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Business Overview

We are a clinical stage specialty biopharmaceutical company leveraging advanced proprietary technologies to develop first-in-class drugs for patients with renal or inflammatory diseases with high unmet medical needs.

Our lead renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HβCD”), is in development to treat multiple renal indications. Our lead anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal UgG4 antibody targeting ASC in development to treat multiple inflammatory diseases.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2,826,737 for the period from January 1, 2024 through March 31, 2024, compared to $3,543,950 for the period from January 1, 2023 through March 31, 2023. As of March 31, 2024, we had an accumulated deficit of approximately $106.0 million and cash of $2.0 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Results of Operations

Comparison of the three months ended March 31, 2024 and the three months ended March 31, 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and for the three months ended March 31, 2023.

	For the
	Three Months Ended
	March 31,		Favorable (Unfavorable)
(in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$513	$1,056	$543	51.4%
General and administrative	2,314	3,536	1,222	34.6%
Total Operating Expenses	2,827	4,592	1,765	38.4%

Loss from Operations	(2,827)	(4,592)	1,765	38.4%

Other Income (Expense), Net	-	1	(1)	(100.0%)

Pre-tax net loss	(2,827)	(4,591)	1,764	38.4%
Income tax benefit	-	1,047	(1,047)	(100.0%)
Net loss	$(2,827)	$(3,544)	$717	20.2%

Research and development expenses

Research and development expenses were $0.5 million for the three months ended March 31, 2024, a decrease of $0.5 million or 51.4% from the three months ended March 31, 2023. The decrease is attributable to lower manufacturing costs of IC100 of $0.4 million and lower research and development payroll costs of $0.2 million due to fewer employees. This was offset by an increase in CRO fees of $0.1 million for VAR200.

General and administrative expenses

General and administrative expenses were $2.3 million for the three months ended March 31, 2024, a decrease of $1.2 million or 34.6% from the three months ended March 31, 2023. The decrease is primarily attributable to a decrease of $0.4 million in payments for the Effectiveness Failure related to the PIPE shares, a decrease of $0.4 million for bonus accruals, a $0.2 million decrease in accounting fees and a $0.1 million decrease in director and officer insurance.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2024 and for the three months ended March 31, 2023:

	For the Three Months Ended March 31,		Increase
(in thousands)	2024	2023	(decrease)
Net cash provided by (used in)
Operating activities	$(3,777)	$(4,589)	$812
Financing activities	2,673	(35)	2,708
Net (Decrease) Increase in Cash	$(1,104)	$(4,624)	$3,520

Cash Flows from Operating Activities

Net cash used in operating activities was $3.8 million and $4.6 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024 and for the three months ended March 31, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $2.8 million and $3.5 million, respectively, offset by $0.3 million and ($0.3) million, respectively, of net non-cash expenses, and approximately ($1.3) million and ($0.8) million, respectively, of cash used in the levels of operating assets and liabilities, respectively.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $2.7 million and ($35) thousand for the three months ended March 31, 2024 and 2023, respectively. Cash provided by financing activities during the three months ended March 31, 2024 represented proceeds from the exercise of warrants.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at March 31, 2024 and 2023, respectively:

	March 31,	December 31,
(in thousands)	2024	2023
Current Assets	$2,900	$3,353
Current Liabilities	$9,583	$10,195
Working Capital Deficiency	$(6,683)	$(6,842)

Since our inception in 2014 through March 31, 2024, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $2.0 million as of March 31, 2024 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $2.8 million for the three months ended March 31, 2024 and a net loss of $3.5 million for the three months ended March 31, 2023, and we had an accumulated deficit of $106.0 million at March 31, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2024 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of March 31, 2024 include approximately $9.6 million for accounts payable and accrued expenses.

Future Capital Needs

We expect our cash on hand will enable us to make investments in our continued development of VAR200 and IC100 on a month-to-month basis as cash is available. We intend to raise additional capital in the future to fund continued development.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation and due to the material weakness cited below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2023 and March 31, 2024:

●

Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer

Our management is committed to taking further action and implementing necessary enhancements or improvements, including actions to address the material weakness identified as of December 31, 2023. Management expects to complete the development and implementation of its remediation plan during 2024.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide information required by this Item. However, investors are encouraged to review our current risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

As previously disclosed, on February 5, 2024, a Nasdaq Hearing Panel (the “Panel”) issued a decision (the “February 2024 Decision”) granting the Company’s request for an exception to the requirement to maintain a minimum bid price of $1.00 per share for continued listing on the Nasdaq Capital Market (the “Minimum Bid Price Requirement”), as set forth in Nasdaq Listing Rule 5550(a)(2), until May 3, 2024. The Panel subsequently extended the deadline for the Company to regain compliance to May 13, 2024.

On May 13, 2024, the Company received a letter (the “May 13 Letter”) from Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement. The Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the May 13 Letter pursuant to Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Listing Qualifications Staff (the “Staff”) of Nasdaq finds the Company again out of compliance with the Minimum Bid Price Requirement, notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, nor will the Company be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and the Company will have an opportunity to request a new hearing with the initial Panel or a newly convened hearings panel if the initial Panel is unavailable.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Certificate of Amendment filed with the Delaware Secretary of State on April 25, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on April 25, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2024	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

