Form 10-Q
period 2024-06-30
ZyVersa Therapeutics, Inc.
filed 2024-08-09
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of August 8, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 1,029,196.

Except as otherwise indicated, all share and per share information in this Report gives effect to the reverse stock split of the registrant’s outstanding common stock at a ratio of one-for-ten shares, which was effected as of 4:01 p.m. Eastern Time on April 25, 2024.

ZYVERSA THERAPEUTICS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash	$119,486	$3,137,674
Prepaid expenses and other current assets	521,906	215,459
Total Current Assets	641,392	3,353,133
Equipment, net	1,733	6,933
In-process research and development	18,647,903	18,647,903
Vendor deposit	178,476	98,476
Operating lease right-of-use asset	-	7,839
Total Assets	$19,469,504	$22,114,284
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$8,316,506	$8,431,583
Accrued expenses and other current liabilities	1,678,322	1,754,533
Operating lease liability	-	8,656
Total Current Liabilities	9,994,828	10,194,772
Deferred tax liability	854,621	844,914
Total Liabilities	10,849,449	11,039,686

Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized;
834,903 and 405,212 shares issued at June 30, 2024 and December 31, 2023, respectively, and 834,896 and 402,205 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	83	40
Additional paid-in-capital	117,436,743	114,300,849
Accumulated deficit	(108,809,604)	(103,219,124)
Treasury stock, at cost, 7 shares at June 30, 2024 and December 31, 2023, respectively	(7,168)	(7,168)
Total Stockholders’ Equity	8,620,055	11,074,598

Total Liabilities and Stockholders’ Equity	$19,469,504	$22,114,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$709,049	$1,220,576	$1,221,987	$2,276,519
General and administrative	2,044,929	3,929,225	4,358,627	7,465,362
Impairment of in-process research and development	-	69,280,171	-	69,280,171
Impairment of goodwill	-	11,895,033	-	11,895,033
Total Operating Expenses	2,753,978	86,325,005	5,580,614	90,917,085
Loss From Operations	(2,753,978)	(86,325,005)	(5,580,614)	(90,917,085)

Other (Income) Expense:
Interest (income) expense	58	314	159	(765)

Pre-Tax Net Loss	(2,754,036)	(86,325,319)	(5,580,773)	(90,916,320)
Income tax (provision) benefit	(9,707)	7,812,226	(9,707)	8,859,277
Net Loss	(2,763,743)	(78,513,093)	(5,590,480)	(82,057,043)
Deemed dividend to preferred stockholders	-	(7,915,836)	-	(7,915,836)
Net Loss Attributable to Common Stockholders	$(2,763,743)	$(86,428,929)	$(5,590,480)	$(89,972,879)

Net Loss Per Share
- Basic and Diluted	$(3.31)	$(1,694.12)	$(7.67)	$(2,329.76)
Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	834,915	51,017	729,306	38,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	For the Three and Six Months Ended June 30, 2024
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2023	50	$-	5,062	$1	405,212	$40	(7)	$(7,168)	$114,300,849	$(103,219,124)	$11,074,598
Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants	-	-	-	-	131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	9,000	1	-	-	79,199	-	79,200
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	223,573	-	223,573
Net loss	-	-	-	-	-	-	-	-	-	(2,826,737)	(2,826,737)
Balance - March 31, 2024	50	-	5,062	1	834,903	83	(7)	(7,168)	117,276,079	(106,045,861)	11,223,134
Stock-based compensation	-	-	-	-	-	-	-	-	160,664	-	160,664
Net loss	-	-	-	-	-	-	-	-	-	(2,763,743)	(2,763,743)
Balance - June 30, 2024	50	$-	5,062	$1	834,903	$83	(7)	$(7,168)	$117,436,743	$(108,809,604)	$8,620,055

	For the Three and Six Months Ended June 30, 2023
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	8,635	$1	5,062	$1	$25,760	$3	-	-	104,584,170	(4,921,178)	99,662,997
Reclassification of formerly redeemable common stock	-	-	-	-	188	-	-	-	331,331	-	331,331
Issuance of common stock pursuant to vendor agreements	-	-	-	-	371	-	-	-	395,200	-	395,200
Registration costs associated with preferred stock issuance	-	-	-	-	-	-	-	-	(34,674)	-	(34,674)
Stock-based compensation	-	-	-	-	-	-	-	-	287,461	-	287,461
Net loss	-	-	-	-	-	-	-	-	-	(3,543,950)	(3,543,950)

Balance - March 31, 2023	8,635	1	5,062	1	26,319	3	-	-	105,563,488	(8,465,128)	97,098,365
Registered offering of common stock [1]	-	-	-	-	31,473	3	-	-	9,831,016	-	9,831,019
Redemption of Series A Preferred Stock	(8,400)	(1)	-	-	-	-	-	-	(10,080,000)	-	(10,080,001)
Conversion of Series A Preferred Stock into common stock	(35)	-	-	-	50	-	-	-	-	-	-
Shares issued as consideration for extension of lock-up period	-	-	-	-	8,698	1	-	-	1,156,777	-	1,156,778
Issuance of common stock pursuant to vendor agreements	-	-	-	-	1,086	-	-	-	210,000	-	210,000
Stock-based compensation	-	-	-	-	-	-	-	-	365,742	-	365,742
Treasury stock acquired, at cost	-	-	-	-	-	-	(7)	(7,168)	-	-	(7,168)
Net loss	-	-	-	-	-	-	-	-	-	(78,513,093)	(78,513,093)

Balance - June 30, 2023	200	$-	5,062	$1	67,626	$7	(7)	$(7,168)	$107,047,023	$(86,978,221)	$20,061,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(5,590,480)	$(82,057,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	-	69,280,171
Impairment of goodwill	-	11,895,033
Stock-based compensation	384,237	653,203
Issuance of common stock pursuant to vendor agreements	79,200	605,200
Shares issued as consideration for extension of lock-up period	-	1,156,778
Depreciation of fixed assets	5,200	5,200
Non-cash rent expense	7,839	44,473
Deferred tax provision (benefit)	9,707	(8,882,516)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(306,447)	(661,564)
Security deposit	-	46,659
Vendor deposits	(80,000)	235,000
Accounts payable	(115,077)	2,118,388
Operating lease liability	(8,656)	(49,131)
Accrued expenses and other current liabilities	(76,211)	613,077
Net Cash Used In Operating Activities	(5,690,688)	(4,997,072)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in public offering	-	11,015,500
Registration and issuance costs associated with common stock issuance	-	(1,213,657)
Redemption of Series A Preferred Stock	-	(10,465,610)
Exercise of warrants	2,672,500	-
Purchase of treasury stock	-	(7,168)
Registration and issuance costs associated with preferred stock issuance	-	(5,500)

Net Cash Provided By (Used In) Financing Activities	2,672,500	(676,435)

Net Decrease in Cash	(3,018,188)	(5,673,506)

Cash - Beginning of Period	3,137,674	5,902,199

Cash - End of Period	$119,486	$228,693

Supplemental Disclosures of Cash Flow Information:
Reclassification of formerly redeemable common stock	$-	$331,331
Accounts payable for deferred offering costs	$-	$44,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

ZyVersa Therapeutics, Inc. (“ZyVersa” and the “Company”) is a clinical stage biopharmaceutical company leveraging proprietary technologies to develop first-in-class drugs for patients with chronic renal or inflammatory diseases with high unmet medical needs. The Company’s mission is to develop drugs that optimize health outcomes and improve patients’ quality of life.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024 and as amended on May 15, 2024.

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

Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the 2023 Reverse Split and the 2024 Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented. See Note 7 – Stockholders’ Permanent and Temporary Equity – Reverse Stock Split.

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

As of June 30, 2024, the Company had cash of approximately $0.1 million and a working capital deficit of approximately $9.3 million. During the six months ended June 30, 2024, the Company incurred a net loss of approximately $5.6 million and used cash in operations of approximately $5.7 million. The Company has an accumulated deficit of approximately $108.8 million as of June 30, 2024.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

Consequently, the Company will be required to raise additional funds through equity or debt financing. On August 1, 2024, the Company received approximately $0.8 million upon the exercise of warrants. See Note 8 – Subsequent Events – Stock Warrants for additional details. Management believes that the Company has access to capital resources and continues to evaluate additional financing opportunities; however, there can be no assurance that it will be successful in securing additional capital or that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	As of June 30,
	2024	2023
Warrants [1]	689,293	67,835
Options	9,671	10,243
Series A Convertible Preferred Stock	72	286
Series B Convertible Preferred Stock	2,067	2,067
Total potentially dilutive shares	701,103	80,431

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023

L&F milestone payment liability	$-	$500,000
Payroll accrual	731,717	668,803
Other accrued expenses	21,969	41,969
Bonus accrual	917,375	536,500
Registration delay liability [1]	7,261	7,261
Total accrued expenses and other current liabilities	$1,678,322	$1,754,533

[1]	See Note 7 - Stockholders’ Permanent and Temporary Equity for details of the registration delay liability.

Note 5 – Income Taxes

Income tax expense and the effective tax rate were as follows:

	For the Six Months Ended
	June 30,
(in thousands)	2024	2023

Income tax (expense) benefit	$(9,707)	$8,859,277

Effective tax rate	(0.17)%	9.70%

The tax provisions for the six months ended June 30, 2024 and 2023 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was (0.17)% and 9.7% for the six months ended June 30, 2024 and 2023. The decrease in the quarterly rates is primarily the result of the Company recording a full valuation allowance during the six months ended June 30, 2024 due to the reversal of a significant deferred tax liability that existed as of June 30, 2023.

Note 6 – Commitments and Contingencies

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $992,176 and $162,800, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice consisted of miscellaneous unsupported charges performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing these invoices and has requested the vendor to rescind each of them. Given that the invoices are being disputed, the Company has not accrued for these invoices as of June 30, 2024.

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

Operating Leases

On January 18, 2019, the Company entered into a lease agreement for approximately 3,500 square feet of office space in Weston, Florida for a term of five years. Under the lease agreement, the annual base rent, which excludes the Company’s share of taxes and operating costs, was approximately $89,000 for the first year and increases approximately 3% every year thereafter for a total base rent lease commitment of approximately $497,000. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064. The Company used the short-term lease practical expedient which permits the Company to not capitalize leases with a term equal to or less than 12 months.

The Company recognized right-of-use asset amortization of $0 and $7,839 in connection with its operating lease for the three and six months ending June 30, 2024 and the Company recognized rent expense of $43,271 and $84,743 in connection with its operating lease for the three and six months ending June 30, 2024.

The Company recognized right-of-use amortization of $38,783 and $77,198 in connection with its operating lease for the three and six months ending June 30, 2023, respectively.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended
	June 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$8,656	$49,130

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	-	0.59 Years

Weighted Average Discount Rate
Operating leases	-	6.5%

Note 7 – Stockholders’ Permanent and Temporary Equity

Reverse Stock Split

On April 25, 2024, the Company effected the 2024 Reverse Split. Upon the effectiveness of the 2024 Reverse Split, every 10 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the 2024 Reverse Split. See Note 1 – Business Organization, Nature of Operations and Basis of Presentation for additional details.

Common Stock

During the six months ended June 30, 2024, the Company entered into a marketing agreement with a vendor in which the Company issued an aggregate of 9,000 shares of common stock and cash in exchange for marketing services. The $79,200 fair value of the common stock was established as a prepaid expense and the Company will recognize the expense over the terms of the contracts.

Temporary Equity

See Note 6 – Commitments and Contingencies for discussion of the movement of temporary equity to permanent equity on March 29, 2023.

Stock-Based Compensation

For the three months ended June 30, 2024 the Company recorded stock-based compensation expense of $160,664 (of which, $15,447 was included in research and development and $145,217 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended June 30, 2023 the Company recorded stock-based compensation expense of $365,742 (of which, $109,066 was included in research and development and $256,676 was included in general and administrative expense) related to options issued to employees and consultants.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2024 the Company recorded stock-based compensation expense of $384,237 (of which, $30,895 was included in research and development and $353,342 was included in general and administrative expense) related to options issued to employees and consultants. For the six months ended June 30, 2023 the Company recorded stock-based compensation expense of $653,203 (of which, $158,521 was included in research and development and $494,682 was included in general and administrative expense) related to options issued to employees and consultants. As of June 30, 2024 there was $643,224 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.4 years.

Stock Options

The grant date fair value of stock options granted during the six months ended June 30, 2024 and 2023 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fair value of common stock on date of grant	N/A	$0.44	N/A	$0.44 - $2.23
Risk free interest rate	N/A	3.76%	N/A	3.53% - 4.27%
Expected term (years)	N/A	6.00	N/A	6.00
Expected volatility	N/A	122%	N/A	120% - 123%
Expected dividends	N/A	0.00%	N/A	0.00%

A summary of the option activity for the six months ended June 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2024	10,243	$2,218.51
Granted	-	-
Exercised	-	-
Expired	(572)	1,760.50
Outstanding, June 30, 2024	9,671	$2,245.60	5.8	$-

Exercisable, June 30, 2024	6,823	$2,979.56	5.9	$-

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents information related to stock options as of June 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$152.50	4,157	8.9	1,674
$738.50	286	8.6	95
$791.00	38	8.7	12
$1,760.50	1,338	2.3	1,338
$3,965.50	37	8.0	37
$4,053.00	2,095	4.8	2,095
$5,726.00	1,720	6.9	1,572
	9,671	5.9	6,823

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

A summary of the warrant activity for the six months ended June 30, 2024, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2024 [1]	903,320	$123.44
Issued	-	-
Forfeited	(227)	4,053.00
Exercised [2]	(213,800)	12.50
Outstanding, June 30, 2024	689,293	$156.64	3.42	$-

Exercisable, June 30, 2024	689,093	$156.17	3.42	$-

[1]	Warrants outstanding exclude 131,500 December 2023 Pre-Funded Warrants outstanding with an exercise price of $0.001.

[2]	Warrants exercised exclude 131,500 December 2023 Pre-Funded Warrants exercised with an exercise price of $0.001.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents information related to stock warrants as of June 30, 2024:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$12.50	586,200	3.33	586,200
$47.50	20,347	4.70	20,347
$57.75	19,965	4.02	19,965
$350.00	27,551	3.83	27,551
$700.00	13,944	3.45	13,944
$1,760.50	300	0.19	100
$2,415.00	3,651	3.45	3,651
$4,025.00	17,335	3.45	17,335
	689,293	3.42	689,093

Effectiveness Failure

In connection with the business combination with Larkspur Health Acquisition Corp., the Company conducted the Series A Preferred Stock Financing. On or about February 20, 2023, the Company failed to have the SEC declare a registration statement effective (the “Effectiveness Failure”) which covered the Series A Preferred Stock registrable securities within the time period prescribed by the Securities Purchase Agreement (the “SPA”). The SPA entitles the investors to receive registration delay payments (“Registration Delay Payments”) equal to 1.5% of each investor’s purchase price on the date of the Effectiveness Failure and every thirty days thereafter that the Effectiveness Failure persists. Failure to make the Registration Delay Payments on a timely basis result in the accrual of interest at the rate of 2.0% per month. On April 28, 2023, the proceeds from the April 2023 Offering were used to make most of the Registration Delay Payments and redeem substantially all of the Series A Preferred Stock. As of June 30, 2024, the Company has accrued additional Registration Delay Payments of approximately $7,261 in the aggregate.

Note 8 – Subsequent Events

Stock Warrants

On August 1, 2024, the Company initiated a limited time program, which was immediately accepted by the warrant holder, that permitted the holder to exercise its December 2023 Offering warrants at a reduced exercise price of $3.46 per share and granted new warrants to purchase (i) 392,000 shares of common stock with an exercise term of 5 years from stockholder approval and (ii) 86,600 shares of common stock with an exercise term of 18 months from stockholder approval. Both warrants have an exercise price of $3.46 per share. Under the program, the warrant holder submitted an exercise notice and the related aggregate cash exercise price to purchase 239,300 shares of common stock on August 1, 2024 for gross proceeds of $827,978. However, due to beneficial ownership limitations, only 194,300 of the 239,300 shares of common stock have been issued through the filing date. The remaining 45,000 unissued shares of common stock and the related exercise proceeds are held in abeyance pending availability under the beneficial ownership limitations. Issuance costs include financial advisor fees of $50,000 and reimbursement to the financial advisor for legal expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company,” “we,” “us” or “our”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024, as amended on May 15, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Business Overview

We are a clinical stage specialty biopharmaceutical company leveraging advanced proprietary technologies to develop first-in-class drugs for patients with inflammatory or kidney diseases with high unmet medical needs. We are well positioned in the rapidly emerging inflammasome space with a highly differentiated monoclonal antibody, Inflammasome ASC Inhibitor IC 100, and in kidney disease with phase 2 Cholesterol Efflux MediatorTM VAR 200. The lead indication for IC 100 is obesity and its associated metabolic complications, and for VAR 200, focal segmental glomerulosclerosis (FSGS). Each therapeutic area offers a “pipeline within a product,” with potential for numerous indications. The total accessible market is over $100 billion.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $5.6 million for the period from January 1, 2024 through June 30, 2024, compared to $82.1 million for the period from January 1, 2023 through June 30, 2023. As of June 30, 2024, we had an accumulated deficit of approximately $108.8 million and cash of $0.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

We expect that our general and administrative expenses will increase in the future as we increase our general and administrative headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to incur substantial expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance, and investor and public relations costs.

Results of Operations

Comparison of the three months ended June 30, 2024 and the three months ended June 30, 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and for the three months ended June 30, 2023.

	For the Three Months Ended June 30,		Favorable (Unfavorable)
(in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$709	$1,221	$512	41.9%
General and administrative	2,045	3,929	1,884	48.0%
Impairment of in-process research and development	-	69,280	69,280	100.0%
Impairment of goodwill	-	11,895	11,895	100.0%
Total Operating Expenses	2,754	86,325	83,571	96.8%

Loss from Operations	(2,754)	(86,325)	83,571	96.8%

Other Income (Expense), Net	-	-	-	-

Pre-tax net loss	(2,754)	(86,325)	83,571	96.8%
Income tax benefit	(10)	7,812	(7,822)	(100.0%)
Net loss	$(2,764)	$(78,513)	$75,749	96.5%

Research and development expenses

Research and development expenses were approximately $0.7 million for the three months ended June 30, 2024, a decrease of approximately $0.5 million or 41.9% from the three months ended June 30, 2023. The decrease is primarily attributable to a decrease of $0.4 million in the costs of manufacturing of IC 100 and a decrease in payroll expenses due to employee attrition of $0.1 million.

General and administrative expenses

General and administrative expenses were approximately $2.0 million for the three months ended June 30, 2024, a decrease of approximately $1.9 million or 48.0% from the three months ended June 30, 2023. The decrease is primarily attributable to $1.2 million of common stock granted to certain members of Larkspur Health LLC, a Delaware limited liability company (the “Sponsor”), recognized in 2023 in exchange for increasing the duration of the period during which they are not permitted to sell their common stock, a $0.2 million decrease in professional fees due to reduced fees related to changes in public auditors and legal counsel, a $0.2 million decrease in marketing costs for investor and public relations as a result of a reduction in marketing vendors in 2024, a $0.2 million decrease in director and officer insurance due to reduced costs in the second year of being a public company, and a $0.1 million decrease in stock-based compensation as a result of options becoming fully amortized in February 2024.

Impairment of In-Process Research and Development and Goodwill

For the three months ended June 30, 2023, impairment of in-process research and development and impairment of goodwill were $69.3 million and $11.9 million, respectively. The impairment was a result of the decline in stock value and market capitalization of the Company at June 30, 2023. There was no impairment for the three months ended June 30, 2024.

Comparison of the six months ended June 30, 2024 and the six months ended June 30, 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and for the six months ended June 30, 2023.

	For the Six Months Ended June 30,		Favorable (Unfavorable)
(in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$1,222	$2,277	$1,055	46.3%
General and administrative	4,358	7,465	3,107	41.6%
Impairment of in-process research and development	-	69,280	69,280	100.0%
Impairment of goodwill	-	11,895	11,895	100.0%
Total Operating Expenses	5,580	90,917	85,337	93.9%

Loss from Operations	(5,580)	(90,917)	85,337	93.9%

Other Income (Expense), Net	-	1	(1)	(100.0%)

Pre-tax net loss	(5,580)	(90,916)	85,336	93.9%
Income tax benefit	(10)	8,859	(8,869)	(100.0%)
Net loss	$(5,590)	$(82,057)	$76,467	93.2%

Research and development expenses

Research and development expenses were approximately $1.2 million for the six months ended June 30, 2024, a decrease of approximately $1.1 million or 46.3% from the six months ended June 30, 2023. The decrease is primarily attributable to a decrease of $0.8 million in the manufacturing and pre-clinical costs of IC 100 and a decrease of approximately $0.5 million in payroll expenses due to employee attrition. This was slightly offset by an increase of approximately $0.3 million in CRO expenses for the production of VAR 200.

General and administrative expenses

General and administrative expenses were approximately $4.4 million for the six months ended June 30, 2024, a decrease of approximately $3.1 million or 41.6% from the six months ended June 30, 2023. The decrease is primarily attributable to $1.2 million of common stock granted to certain members of the Sponsor and recognized in 2023 in exchange for increasing the duration of the period during which they are not permitted to sell their common stock, a $0.5 million decrease in professional fees due to reduced fees related to changes in public auditors and legal counsel, a $0.2 million decrease in marketing costs for investor and public relations as a result of a reduction in marketing vendors in 2024, and $0.4 million decrease in payments for the Effectiveness Failure related to shares issued to investors pursuant to a securities purchase agreement in July 2022, a $0.3 million decrease in director and officer insurance due to reduced costs in the second year of being a public company, and $0.5 million decrease in payroll expenses as a result of a bonus accrual recognized upon board approval.

Impairment of In-Process Research and Development and Goodwill

For the six months ended June 30, 2023, impairment of in-process research and development and impairment of goodwill were $69.3 million and $11.9 million, respectively. The impairment was a result of the decline in stock value and market capitalization of the Company at June 30, 2023. There was no impairment for the six months ended June 30, 2024.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2024 and for the six months ended June 30, 2023:

	For the Six Months Ended June 30,		Increase
(in thousands)	2024	2023	(decrease)
Net cash provided by (used in)
Operating activities	$(5,691)	$(4,997)	$(694)
Financing activities	2,673	(677)	3,350
Net Decrease in Cash	$(3,018)	$(5,674)	$2,656

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $5.7 million and approximately $5.0 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and for the six months ended June 30, 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $5.6 million and $82.1 million, respectively, offset by $0.5 million and $74.8 million, respectively, of net non-cash expenses, and approximately ($0.6) million and $2.3 million, respectively, of cash (used in) generated by the levels of operating assets and liabilities, respectively.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by (used in) financing activities was $2.7 million and ($0.7) million for the six months ended June 30, 2024 and 2023, respectively. Cash provided by financing activities during the six months ended June 30, 2024 represented proceeds from the exercise of warrants. Cash used in financing activities during the six months ended June 30, 2023 primarily represented $10.5 million in cash paid for the redemption of Series A Preferred Stock and $1.2 million in registration and issuance costs associated with common stock issuances. This was partially offset by $11.0 million in proceeds from the issuance of common stock in a public offering.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at June 30, 2024 and 2023, respectively:

	June 30,	December 31,
(in thousands)	2024	2023
Current Assets	$641	$3,353
Current Liabilities	$9,995	$10,195
Working Capital Deficiency	$(9,354)	$(6,842)

Since our inception in 2014 through June 30, 2024, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $0.1 million as of June 30, 2024 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-revenue stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $5.6 million for the six months ended June 30, 2024 and a net loss of $82.1 million for the six months ended June 30, 2023, and we had an accumulated deficit of $108.8 million at June 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2024 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of June 30, 2024 include approximately $10.0 million for accounts payable and accrued expenses.

Capital Needs

We intend to raise additional capital in the future to fund continued development of VAR200 and IC100.

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

Critical Accounting Estimates

We prepare our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation and due to the material weakness cited below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2023 and June 30, 2024:

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

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter, management has implemented additional controls to address the material weakness identified as of December 31, 2023. This includes the implementation of proper segregation of duties controls between preparer and reviewer. However, the material weakness will not be deemed to be remediated until the controls have been operational for a period of time and have been verified to be operating effectively.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide information required by this Item. However, investors are encouraged to review our current risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 25, 2024, as amended on May 15, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Plans

During the six months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1*	Seconded Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc., as amended.
4.1	Form of Series A-1 Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
4.2	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
10.1	Inducement Letter, dated August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
10.2	Financial Advisory Agreement, dated August 1, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 9, 2024	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2024	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

