Form 10-Q
period 2024-09-30
ZyVersa Therapeutics, Inc.
filed 2024-11-14
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 11, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 2,344,191.

Except as otherwise indicated, all share and per share information in this Quarterly Report on Form 10-Q gives effect to the reverse stock split of the registrant’s outstanding common stock at a ratio of one-for-ten shares, which was effected as of 4:01 p.m. Eastern Time on April 25, 2024.

ZYVERSA THERAPEUTICS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets

Current Assets:
Cash	$122,921	$3,137,674
Prepaid expenses and other current assets	267,494	215,459
Total Current Assets	390,415	3,353,133
Equipment, net	-	6,933
In-process research and development	18,647,903	18,647,903
Vendor deposit	178,476	98,476
Deferred offering costs	207,130	-
Operating lease right-of-use asset	-	7,839
Total Assets	$19,423,924	$22,114,284

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$9,284,631	$8,431,583
Accrued expenses and other current liabilities	2,257,372	1,754,533
Operating lease liability	-	8,656
Total Current Liabilities	11,542,003	10,194,772
Deferred tax liability	854,621	844,914
Total Liabilities	12,396,624	11,039,686

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 1,074,203 and 405,212 shares issued at September 30, 2024 and December 31, 2023, respectively, and 1,074,196 and 402,205 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	107	40
Additional paid-in-capital	118,245,220	114,300,849
Accumulated deficit	(111,210,860)	(103,219,124)
Treasury stock, at cost, 7 shares at September 30, 2024 and December 31, 2023, respectively	(7,168)	(7,168)
Total Stockholders’ Equity	7,027,300	11,074,598

Total Liabilities and Stockholders’ Equity	$19,423,924	$22,114,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Expenses:
Research and development	$436,043	$673,943	$1,658,030	$2,950,462
General and administrative	1,833,578	2,228,735	6,192,205	9,694,097
Impairment of in-process research and development	-	-	-	69,280,171
Impairment of goodwill	-	-	-	11,895,033
Total Operating Expenses	2,269,621	2,902,678	7,850,235	93,819,763
Loss From Operations	(2,269,621)	(2,902,678)	(7,850,235)	(93,819,763)

Other (Income) Expense:
Interest (income) expense	131,635	210	131,794	(555)

Pre-Tax Net Loss	(2,401,256)	(2,902,888)	(7,982,029)	(93,819,208)
Income tax (provision) benefit	-	485	(9,707)	8,859,762
Net Loss	(2,401,256)	(2,902,403)	(7,991,736)	(84,959,446)
Deemed dividend to preferred stockholders	-	(32,373)	-	(7,948,209)
Net Loss Attributable to Common Stockholders	$(2,401,256)	$(2,934,776)	$(7,991,736)	$(92,907,655)

Net Loss Per Share
- Basic and Diluted	$(2.43)	$(30.18)	$(9.79)	$(1,591.46)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	988,378	97,252	816,293	58,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	For the Three and Nine Months Ended September 30, 2024
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2023	50	$-	5,062	$1	405,212	$40	(7)	$(7,168)	$114,300,849	$(103,219,124)	$11,074,598
Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants	-	-	-	-	131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	9,000	1	-	-	79,199	-	79,200
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	223,573	-	223,573
Net loss	-	-	-	-	-	-	-	-	-	(2,826,737)	(2,826,737)
Balance - March 31, 2024	50	-	5,062	1	834,903	83	(7)	(7,168)	117,276,079	(106,045,861)	11,223,134
Stock-based compensation	-	-	-	-	-	-	-	-	160,664	-	160,664
Net loss	-	-	-	-	-	-	-	-	-	(2,763,743)	(2,763,743)
Balance - June 30, 2024	50	-	5,062	1	834,903	83	(7)	(7,168)	117,436,743	(108,809,604)	8,620,055
Warrant inducement offer - exercise proceeds [1]	-	-	-	-	239,300	24	-	-	400,900	-	400,924
Warrant modification									246,912		246,912
Stock-based compensation	-	-	-	-	-	-	-	-	160,665	-	160,665
Net loss	-	-	-	-	-	-	-	-	-	(2,401,256)	(2,401,256)
Balance - September 30, 2024	50	$-	5,062	$1	1,074,203	$107	(7)	$(7,168)	$118,245,220	$(111,210,860)	$7,027,300

	For the Three and Nine Months Ended September 30, 2023
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	8,635	$1	5,062	$1	25,760	$3	-	$-	$104,584,170	$(4,921,178)	$99,662,997
Reclassification of formerly redeemable common stock	-	-	-	-	188	-	-	-	331,331	-	331,331
Issuance of common stock pursuant to vendor agreements	-	-	-	-	371	-	-	-	395,200	-	395,200
Registration costs associated with preferred stock issuance	-	-	-	-	-	-	-	-	(34,674)	-	(34,674)
Stock-based compensation	-	-	-	-	-	-	-	-	287,461	-	287,461
Net loss	-	-	-	-	-	-	-	-	-	(3,543,950)	(3,543,950)
Balance - March 31, 2023	8,635	1	5,062	1	26,319	3	-	-	105,563,488	(8,465,128)	97,098,365
Registered offering of common stock [2]	-	-	-	-	31,473	3	-	-	9,831,016	-	9,831,019
Redemption of Series A Preferred Stock	(8,400)	(1)	-	-	-	-	-	-	(10,080,000)	-	(10,080,001)
Conversion of Series A Preferred Stock into common stock	(35)	-	-	-	50	-	-	-	-	-	-
Shares issued as consideration for extension of lock-up period	-	-	-	-	8,698	1	-	-	1,156,777	-	1,156,778
Issuance of common stock pursuant to vendor agreements	-	-	-	-	1,086	-	-	-	210,000	-	210,000
Stock-based compensation	-	-	-	-	-	-	-	-	365,742	-	365,742
Treasury stock acquired, at cost	-	-	-	-	-	-	(7)	(7,168)	-	-	(7,168)
Net loss	-	-	-	-	-	-	-	-	-	(78,513,093)	(78,513,093)
Balance - June 30, 2023	200	-	5,062	1	67,626	7	(7)	(7,168)	107,047,023	(86,978,221)	20,061,642
Registered offering of common stock [3]	-	-	-	-	9,303	1	-	-	1,575,937	-	1,575,938
Warrant modification	-	-	-	-	-	-	-	-	181,891	-	181,891
Redemption of Series A Preferred Stock	(150)	-	-	-	-	-	-	-	(215,048)	-	(215,048)
Exercise of pre-funded warrants	-	-	-	-	27,061	3	-	-	944	-	947
Warrant inducement offer - exercise proceeds[4]	-	-	-	-	20,346	2	-	-	757,645	-	757,647
Stock-based compensation	-	-	-	-	-	-	-	-	243,045	-	243,045
Net loss	-	-	-	-	-	-	-	-	-	(2,902,403)	(2,902,403)
Balance - September 30, 2023	50	$-	5,062	$1	124,336	$13	(7)	$(7,168)	$109,591,437	$(89,880,624)	$19,703,659

[1]	Includes gross proceeds of $827,978 less issuance costs of $427,054
[2]	Includes gross proceeds of $11,015,500 less issuance costs of $1,184,481
[3]	Includes gross proceeds of $2,099,053 less issuance costs of $523,115
[4]	Includes gross proceeds of $966,349 less issuance costs of $208,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(7,991,736)	$(84,959,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	-	69,280,171
Impairment of goodwill	-	11,895,033
Stock-based compensation	544,902	896,248
Issuance of common stock pursuant to vendor agreements	79,200	605,200
Shares issued as consideration for extension of lock-up period	-	1,156,778
Depreciation of fixed assets	6,933	7,800
Non-cash rent expense	7,839	67,293
Deferred tax provision (benefit)	9,707	(8,883,001)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(52,035)	(201,172)
Security deposit	-	46,659
Vendor deposits	(80,000)	235,000
Deferred offering costs	(30,260)	-
Accounts payable	676,178	2,871,889
Operating lease liability	(8,656)	(74,407)
Accrued expenses and other current liabilities	502,839	1,122,488

Net Cash Used In Operating Activities	(6,335,089)	(5,933,467)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in public offering	-	13,114,555
Registration and issuance costs associated with common stock issuance	(180,142)	(1,763,584)
Redemption of Series A Preferred Stock	-	(10,695,610)
Purchase of treasury stock	-	(7,168)
Exercise of pre-funded warrants	-	947
Exercise of warrants	2,672,500	-
Warrant inducement offer - exercise proceeds	827,978	966,349
Registration and issuance costs associated with preferred stock issuance	-	(5,500)

Net Cash Provided By Financing Activities	3,320,336	1,609,989

Net Decrease in Cash	(3,014,753)	(4,323,478)

Cash - Beginning of Period	3,137,674	5,902,199

Cash - End of Period	$122,921	$1,578,721

Non-cash investing and financing activities:
Reclassification of formerly redeemable common stock	$-	$331,331
Accounts payable for deferred offering costs	$176,870	$44,892
Warrant modification - incremental value	$-	$181,891
Warrant inducement offer - incremental value	$246,912	$134,591

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024 and as amended on May 15, 2024.

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

As of September 30, 2024, the Company had cash of approximately $0.1 million and a working capital deficit of approximately $11.2 million. During the nine months ended September 30, 2024, the Company incurred a net loss of approximately $8.0 million and used cash in operations of approximately $6.3 million. The Company has an accumulated deficit of approximately $111.2 million as of September 30, 2024.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

Consequently, the Company will be required to raise additional funds through equity or debt financing. Subsequent to September 30, 2024, the Company raised an aggregate of $3.1 million from stock warrant exercises and its “at-the-market” facility.  See Note 8 – Subsequent Events for additional details. Management believes that the Company has access to capital resources and continues to evaluate additional financing opportunities; however, there can be no assurance that it will be successful in securing additional capital or that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 3 – Summary of Significant Accounting Policies

Since the date the Company’s December 31, 2023 financial statements were issued in its 2023 Annual Report on Form 10-K, there have been no material changes to the Company’s significant accounting policies.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, share based compensation and acquired intangible assets, as well as establishment of valuation allowances for deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with a debt or equity financing, are capitalized as deferred offering costs (a non-current asset) on the balance sheet. Once the financing closes, the Company reclassifies such costs as either discounts to notes payable or as a reduction of proceeds received from equity transactions so that such costs are recorded as a reduction of additional paid-in capital. If the completion of a contemplated financing was deemed to be no longer probable, the related deferred offering costs would be charged to general and administrative expense in the consolidated financial statements.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	As of September 30,
	2024	2023
Warrants [1]	928,593	103,929
Options	9,639	10,170
Series A Convertible Preferred Stock	72	72
Series B Convertible Preferred Stock	2,067	2,067
Total potentially dilutive shares	940,371	116,239

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
L&F milestone payment liability	$-	$500,000
Payroll accrual	979,030	668,803
Other accrued expenses	163,269	41,969
Bonus accrual	1,107,812	536,500
Registration delay liability [1]	7,261	7,261
Total accrued expenses and other current liabilities	$2,257,372	$1,754,533

[1]	See Note 7 - Stockholders’ Permanent and Temporary Equity for details of the registration delay liability.

Note 5 – Income Taxes

Income tax expense and the effective tax rate were as follows:

	For the Nine Months Ended
	September 30,
(in thousands)	2024	2023
Income tax (expense) benefit	$(9,707)	$8,859,762

Effective tax rate	(0.12)%	9.44%

The tax provisions for the nine months ended September 30, 2024 and 2023 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was (0.12)% and 9.44% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in the quarterly rates is primarily the result of the Company recording a full valuation allowance during the nine months ended September 30, 2024 due to the reversal of a significant deferred tax liability that existed as of September 30, 2023.

Note 6 – Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $992,176 and $162,800, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice consisted of miscellaneous unsupported charges performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing these invoices and has requested the vendor to rescind each of them. The Company received additional invoices dated July 31, 2024, August 31, 2024, and September 30, 2024 in the amounts of $76,453, $81,826, and $87,481, respectively. Similar to the prior invoices, management has requested the vendor to rescind each of them. Although the Company has requested the vendor to rescind each of them, the Company believes that in accordance with the agreement, the vendor can legally charge the Company interest from the point they were notified. As such, the Company included the calculated interest from July 1, 2024 to September 30, 2024 of $131,300 within accrued expenses and other current liabilities on the condensed consolidated balance sheet at September 30, 2024.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

License Agreements

L&F Research LLC

The Company entered into a License Agreement with L&F Research LLC (“L&F”) effective December 15, 2015, as amended (the “L&F License Agreement”) pursuant to which L&F granted the Company an exclusive royalty-bearing, worldwide, sublicensable license under the patent and intellectual property rights and know-how specific to and for the development and commercialization of VAR 200, for the treatment, inhibition or prevention of kidney disease in humans and symptoms thereof, including focal segmental glomerulosclerosis.

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

Operating Leases

On January 18, 2019, the Company entered into a lease agreement for approximately 3,500 square feet of office space in Weston, Florida for a term of five years. Under the lease agreement, the annual base rent, which excludes the Company’s share of taxes and operating costs, was approximately $89,000 for the first year and has increased approximately 3% every year thereafter for a total base rent lease commitment of approximately $497,000. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064. The Company used the short-term lease practical expedient which permits the Company to not capitalize leases with a term equal to or less than 12 months.

The Company recognized right-of-use asset amortization of $0 and $7,839 in connection with its operating lease for the three and nine months ending September 30, 2024, respectively, and the Company recognized rent expense of $42,696 and $127,439 in connection with its operating lease for the three and nine months ending September 30, 2024, respectively.

The Company recognized right-of-use amortization of $38,885 and $116,083 in connection with its operating lease for the three and nine months ending September 30, 2023, respectively.

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended
	September 30,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$8,656	$74,405

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted Average Remaining Lease Term
Operating leases	-	0.34 Years

Weighted Average Discount Rate
Operating leases	-	6.5%

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

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

Common Stock

On January 2, 2024, the Company entered into a marketing agreement with a vendor in which the Company issued an aggregate of 9,000 shares of common stock and cash in exchange for marketing services. The $79,200 fair value of the common stock was established as a prepaid expense and the Company recognized the expense over the six month contract term.

Temporary Equity

See Note 6 – Commitments and Contingencies – License Agreements for discussion of the movement of temporary equity to permanent equity on March 29, 2023.

Stock-Based Compensation

For the three months ended September 30, 2024 the Company recorded stock-based compensation expense of $160,665 (of which, $15,447 was included in research and development and $145,218 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended September 30, 2023 the Company recorded stock-based compensation expense of $243,045 (of which, ($38,224) was included in research and development expense and $281,269 was included in general and administrative expense) related to options issued to employees and consultants.

For the nine months ended September 30, 2024 the Company recorded stock-based compensation expense of $544,902 (of which, $46,342 was included in research and development expense and $498,560 was included in general and administrative expense) related to options issued to employees and consultants. For the nine months ended September 30, 2023 the Company recorded stock-based compensation expense of $896,249 (of which, $117,320 was included in research and development expense and $778,929 was included in general and administrative expense) related to options issued to employees and consultants. As of September 30, 2024 there was $482,559 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.3 years.

Stock Options

The grant date fair value of stock options granted during the nine months ended September 30, 2024 and 2023 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fair value of common stock on date of grant	N/A	N/A	N/A	$0.44 - $2.23
Risk free interest rate	N/A	N/A	N/A	3.53% - 4.27%
Expected term (years)	N/A	N/A	N/A	6.00
Expected volatility	N/A	N/A	N/A	120% - 123%
Expected dividends	N/A	N/A	N/A	0.00%

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the option activity for the nine months ended September 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2024	10,243	$2,218.51
Granted	-	-
Exercised	-	-
Expired	(604)	1,760.50
Outstanding, September 30, 2024	9,639	$2,247.21	5.5	$-

Exercisable, September 30, 2024	6,797	$2,986.26	5.7	$-

The following table presents information related to stock options as of September 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$152.50	4,157	8.6	1,674
$738.50	286	8.3	96
$791.00	38	8.4	13
$1,760.50	1,306	2.1	1,306
$3,965.50	37	7.7	37
$4,053.00	2,095	4.5	2,095
$5,726.00	1,720	6.7	1,576
	9,639	5.7	6,797

Stock Warrants

Between February 26, 2024 and March 6, 2024, investors in the public offering completed on December 11, 2023 (the “December 2023 Offering”) exercised warrants to purchase 213,800 shares of common stock at an exercise price of $12.50 per share for total proceeds of $2,672,500.

Between January 17 and February 23, 2024, a December 2023 Offering investor exercised pre-funded warrants to purchase 131,500 shares of common stock on a cashless basis to purchase 131,481 shares of common stock at an exercise price of $0.001 per share.

On August 1, 2024, the Company initiated a limited time program, which was immediately accepted by the warrant holder, that permitted the holder to exercise its December 2023 Offering warrants at a reduced exercise price of $3.46 per share and granted new warrants to purchase up to (i) 392,000 shares of common stock which became exercisable upon stockholder approval with an exercise term of five years and (ii) 86,600 shares of common stock which became exercisable upon stockholder approval with an exercise term of 18 months. The Company received stockholder approval for the warrants on October 29, 2024 and the warrants have an exercise price of $3.46 per share. Under the program, the warrant holder submitted an exercise notice and the related aggregate cash exercise price to purchase 239,300 shares of common stock on August 1, 2024 for gross proceeds of $827,978 less issuance costs of $427,054. Issuance costs included placement agent fees of $50,000, placement agent legal fees of $50,000, Company legal fees of $57,267, other expenses of $22,875 and warrant modification costs of $246,912. Because the modification represented a short-term inducement, modification accounting was only performed on the warrants that were actually exercised under the program. The Company recognized the $246,912 modification date incremental value of the modified warrants and additional warrants issued as compared to the original warrants, as an issuance cost of the warrant exercise.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The issuance date fair value of stock warrants issued during the three and nine months ended September 30, 2024 and 2023 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fair value of common stock on date of grant	$3.46	$47.50 - $57.75	$3.46	$47.50 - $350.00
Risk free interest rate	3.62% - 4.62%	4.09% - 4.42%	3.62% - 4.62%	3.51% - 4.42%
Expected term (years)	0.9 - 5.5 years	4.9 - 5.5 years	0.9 - 5.5 years	5 years
Expected volatility	96% - 113%	121% - 123%	96% - 113%	121% - 123%
Expected dividends	n/a	n/a	n/a	n/a

A summary of the warrant activity for the nine months ended September 30, 2024, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2024 [1]	903,320	$123.44
Issued	478,600	3.46
Forfeited	(227)	4,053
Exercised [2]	(453,100)	7.73
Repriced - Old [3]	(239,300)	12.50
Repriced - New [3]	239,300	3.46
Outstanding, September 30, 2024	928,593	$114.83	3.73	$-

Exercisable, September 30, 2024	928,393	$114.48	3.73	$-

[1]	Warrants outstanding exclude 131,500 pre-funded warrants, issued in the December 2023 Offering, outstanding with an exercise price of $0.001.

[2]	Warrants exercised exclude 131,500 pre-funded warrants, issued in the December 2023 Offering, exercised with an exercise price of $0.001.

[3]	Warrants represent the reset of the exercise price of certain December 11, 2023 Series A and Series B warrants to purchase 239,300 shares of common stock to a price of $3.46 per share.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents information related to stock warrants as of September 30, 2024:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.46	478,600	4.45	478,600
$12.50	346,900	2.75	346,900
$47.50	20,347	4.45	20,347
$57.75	19,965	3.77	19,965
$350.00	27,551	3.57	27,551
$700.00	13,944	3.20	13,944
$1,760.50	300	0.10	100
$2,415.00	3,651	3.20	3,651
$4,025.00	17,335	3.20	17,335
	928,593	3.73	928,393

Effectiveness Failure

In connection with the business combination with Larkspur Health Acquisition Corp., the Company conducted the Series A Preferred Stock Financing. On or about February 20, 2023, the Company failed to have the SEC declare a registration statement effective (the “Effectiveness Failure”) which covered the Series A Preferred Stock registrable securities within the time period prescribed by the Securities Purchase Agreement (the “SPA”). The SPA entitles the investors to receive registration delay payments (“Registration Delay Payments”) equal to 1.5% of each investor’s purchase price on the date of the Effectiveness Failure and every thirty days thereafter that the Effectiveness Failure persists. Failure to make the Registration Delay Payments on a timely basis result in the accrual of interest at the rate of 2.0% per month. On April 28, 2023, the proceeds from the April 2023 Offering were used to make most of the Registration Delay Payments and redeem substantially all of the Series A Preferred Stock. As of September 30, 2024, the Company has accrued additional Registration Delay Payments of approximately $7,261 in the aggregate.

Note 8 – Subsequent Events

At-The-Market Offering

Subsequent to September 30, 2024, the Company received approximately $1.39 million in gross proceeds from the sale of 564,495 shares of its common stock pursuant to its ATM Agreement with A.G.P. for its “at-the-market” facility.

Common Stock

Subsequent to September 30, 2024, the Company entered into marketing agreements with two vendors, pursuant to which the Company issued an aggregate of 51,000 shares of common stock in exchange for marketing services. The fair value of the common stock was established as a prepaid expense and the Company is recognizing $47,670 of the expense over the six month term of one of the contracts and $69,000 of the expense over the three month term of the other contract.

Stock Warrants

On November 5, 2024, the Company initiated a limited time program, which was immediately accepted by warrant holders, that permitted the holders to exercise 339,900 of its December 2023 and 478,600 of its August 2024 Common Stock Purchase warrants at a reduced exercise price of $2.06 per share from $12.50 and $3.46 per share, respectively.  New warrants were granted to purchase 1,637,000 shares of common stock at an exercise price of $2.06 per share with an exercise term of 5 years from stockholder approval.

Under the program, the warrant holders submitted exercise notices and the related aggregate cash exercise price to purchase an aggregate of 818,500 shares of common stock on November 5, 2024 for gross proceeds of $1,686,110.  However, due to beneficial ownership limitations, only 654,500 of the 818,500 shares of common stock have been issued through the filing date. The remaining 164,000 unissued shares of common stock are held in abeyance pending availability under the beneficial ownership limitations. Issuance costs include financial advisor fees of $110,000 and reimbursement to the financial advisor for non-accountable fees of $10,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company,” “we,” “us” or “our”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 25, 2024, as amended on May 15, 2024. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $8.0 million for the period from January 1, 2024 through September 30, 2024, compared to $85.0 million for the period from January 1, 2023 through September 30, 2023. As of September 30, 2024, we had an accumulated deficit of approximately $111.2 million and cash of $0.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Results of Operations

Comparison of the three months ended September 30, 2024 and the three months ended September 30, 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and for the three months ended September 30, 2023.

	For the Three Months Ended		Favorable
	September 30,		(Unfavorable)
(in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$436	$674	$238	35.3%
General and administrative	1,834	2,229	395	17.7%
Total Operating Expenses	2,270	2,903	633	21.8%

Loss from Operations	(2,270)	(2,903)	633	21.8%

Other (Income) Expense, Net	131	-	(131)	(100.0)%

Pre-tax net loss	(2,401)	(2,903)	502	17.3%
Income tax benefit	-	1	(1)	(100.0)%
Net loss	$(2,401)	$(2,902)	$501	17.3%

Research and Development Expenses

Research and development expenses were approximately $0.4 million for the three months ended September 30, 2024, a decrease of approximately $0.2 million or 35.3% from the three months ended September 30, 2023. The decrease is primarily attributable to a decrease of $0.2 million in the manufacturing and pre-clinical costs of IC 100 and VAR 200.

General and Administrative Expenses

General and administrative expenses were approximately $1.8 million for the three months ended September 30, 2024, a decrease of approximately $0.4 million or 17.7% from the three months ended September 30, 2023. The decrease is attributable to a $0.1 million decrease in professional fees due to reduced fees of public auditors and legal counsel, a $0.2 million decrease in director and officer insurance due to reduced costs in the second year of being a public company, and a $0.1 million decrease in stock-based compensation as a result of options becoming fully amortized in 2024.

Other (Expense) Income, Net

Interest expense was approximately $0.1 million for the three months ended September 30, 2024, an increase of approximately $0.1 million or 100% from the three months ended September 30, 2023. The increase is primarily attributable to an increase in interest charged by a vendor for outstanding amounts owed.

Comparison of the nine months ended September 30, 2024 and the nine months ended September 30, 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and for the nine months ended September 30, 2023.

	For the Nine Months Ended		Favorable
	September 30,		(Unfavorable)
(in thousands)	2024	2023	$ Change	% Change
Operating expenses:
Research and development	$1,658	$2,951	$1,293	43.8%
General and administrative	6,192	9,694	3,502	36.1%
Impairment of in-process research and development	-	69,280	69,280	100.0%
Impairment of goodwill	-	11,895	11,895	100.0%
Total Operating Expenses	7,850	93,820	85,970	91.6%

Loss from Operations	(7,850)	(93,820)	85,970	91.6%

Other (Income) Expense, Net	132	(1)	133	13300.0%

Pre-tax net loss	(7,982)	(93,819)	85,837	91.5%
Income tax (provision) benefit	(10)	8,860	(8,870)	(100.0)%
Net loss	$(7,992)	$(84,959)	$76,967	90.6%

Research and Development Expenses

Research and development expenses were approximately $1.7 million for the nine months ended September 30, 2024, a decrease of approximately $1.3 million or 43.8% from the nine months ended September 30, 2023. The decrease is primarily attributable to a decrease of $1.2 million in the manufacturing and pre-clinical costs of IC 100 and a decrease of approximately $0.5 million in payroll expenses due to employee attrition. This was slightly offset by an increase of approximately $0.4 million in contract research organization expenses for the production of VAR 200.

General and Administrative Expenses

General and administrative expenses were approximately $6.2 million for the nine months ended September 30, 2024, a decrease of approximately $3.5 million or 36.1% from the nine months ended September 30, 2023. The decrease is primarily attributable to $1.2 million of common stock granted to certain members of the Sponsor and recognized in 2023 in exchange for increasing the duration of the period during which they are not permitted to sell their common stock, a $0.5 million decrease in professional fees due to reduced fees related to public auditors and legal counsel, a $0.2 million decrease in marketing costs for investor and public relations as a result of a reduction in marketing vendors in 2024, and a $0.4 million decrease in expense for the Effectiveness Failure related to shares issued to investors pursuant to a securities purchase agreement in July 2022, a $0.5 million decrease in director and officer insurance due to reduced costs in the second year of being a public company, a $0.5 million decrease in payroll expenses as a result of a prior period bonus accrual recognized upon board approval and a $0.2 million for decrease in stock-based compensation as a result of options becoming fully amortized in 2024

Impairment of In-Process Research and Development and Goodwill

For the nine months ended September 30, 2023, impairment of in-process research and development and impairment of goodwill were $69.3 million and $11.9 million, respectively. The impairment was a result of the decline in stock value and market capitalization of the Company at June 30, 2023. There was no impairment for the nine months ended September 30, 2024.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the nine months ended September 30, 2024 and for the nine months ended September 30, 2023:

	For the Nine Months Ended September 30,		Increase
(in thousands)	2024	2023	(decrease)
Net cash provided by (used in)
Operating activities	$(6,335)	$(5,933)	$(402)
Financing activities	3,320	1,610	1,710
Net Decrease in Cash	$(3,015)	$(4,323)	$1,308

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $6.3 million and approximately $5.9 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $8.0 million and $85.0 million, respectively, offset by $0.6 million and $75.0 million, respectively, of net non-cash expenses, and approximately $1.0 million and $4.0 million, respectively, of cash generated by the levels of operating assets and liabilities, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $3.3 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. Cash provided by financing activities during the nine months ended September 30, 2024 primarily represented proceeds from the exercise of warrants. Cash provided by financing activities during the nine months ended September 30, 2023 primarily represented $13.1 million in proceeds from the issuance of common stock in a public offering. This was partially offset by $10.7 million in cash paid for the redemption of Series A Preferred Stock and $1.8 million in registration and issuance costs associated with common stock issuances.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at September 30, 2024 and 2023, respectively:

	September 30,	December 31,
(in thousands)	2024	2023
Current Assets	$390	$3,353
Current Liabilities	$11,542	$10,195
Working Capital Deficiency	$(11,152)	$(6,842)

Since our inception in 2014 through September 30, 2024, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $0.1 million as of September 30, 2024 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-revenue stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $8.0 million for the nine months ended September 30, 2024 and a net loss of $85.0 million for the nine months ended September 30, 2023, and we had an accumulated deficit of $111.2 million at September 30, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Subsequent to September 30, 2024, the Company raised an aggregate of $3.1 million from stock warrant exercises and its “at-the-market” facility with A.G.P.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2024 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of September 30, 2024 include approximately $11.5 million for accounts payable and accrued expenses.

Capital Needs

On September 16, 2024, we entered into a Sales Agreement (the “ATM Agreement”) with A.G.P. pursuant to which we may offer and sell shares of common stock up to an aggregate offering proceeds of $1,397,396 from time to time. Sales of our common stock under the ATM Agreement may be made in sales deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Subsequent to September 30, 2024, the Company raised $1.39 million in gross proceeds under the ATM Agreement.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation and due to the material weakness cited below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2023 and September 30, 2024:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Plans

During the nine months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1

Seconded Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc., as amended. (incorporated by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 9, 2024).

4.1	Form of Series A-1 Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
4.2	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.2 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
4.3	Form of Series A-2 Warrant (incorporated by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed with the SEC on November 6, 2024).
10.1	Inducement Letter, dated August 1, 2024 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
10.2	Financial Advisory Agreement, dated August 1, 2024 (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the SEC on August 1, 2024).
10.3	Sales Agreement dated September 16, 2024, by and between ZyVersa Therapeutics, Inc., and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 of the Company’s current report on Form 8-K filed with the SEC on September 16, 2024).
10.4#	Amended and Restated ZyVersa Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on October 30, 2024).
10.5	Inducement Letter, dated November 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on November 6, 2024).
10.6	Financial Advisory Agreement, dated November 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the SEC on November 6, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

#	Management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2024	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

