Form 10-K
period 2024-12-31
ZyVersa Therapeutics, Inc.
filed 2025-03-27
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sales price of $3.76 for such shares on the Nasdaq Capital Market on June 28, 2024) was approximately $3.1 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 20, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 2,568,191.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZYVERSA THERAPEUTICS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to realize the anticipated benefits of going public through our business combination with Larkspur Health Acquisition Corp., a special purpose acquisition company;

●	our ability to continue as a going concern;
●	the costs associated with our business;

●	our financial and business performance, including financial projections and business metrics;

●	our ability to achieve and maintain profitability in the future

●	our ability to effectively grow and expand operations;

●	the risk of disruption to our current plans and operations;

●	the potential for business or economic disruptions, including those caused by catastrophic events;

●	our ability to maintain the listing of our securities on The Nasdaq Capital Market, and the potential liquidity and trading of our securities;

●	our ability to recognize the anticipated benefits of our business, which may be affected by, among other things, the ability to grow and manage our research and development and clinical activity, and retain key employees;

●	the impact of changes to applicable laws or regulations;

●	our future capital requirements and sources and uses of cash, including the ability to access sources of capital or raise financing in the future;

●	the strength of our network, effectiveness of its technology, and quality of the offerings provided through our platform;

●	the projected financial information, growth rate, strategies, and market opportunities for our business;

●	our ability to maintain our existing license agreements and other collaborative arrangements;

●	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions and limitations of any approved products in the future;

●	the success, cost and timing of our research and development strategies and activities;

●	our ability to successfully launch our product candidates and be accepted by the market;

●	our ability, assessment of, and strategies to compete with our competitors;

●	our ability to attract and retain talent and the effectiveness of our compensation strategies and leadership;

●	our ability to maintain our licenses and operate in the heavily regulated pharmaceutical industries;

●	our ability to prevent and guard against cybersecurity attacks;

●	our reliance on third-party service providers for processing payments, web and mobile operating systems, software, background checks, and insurance policies;

●	our ability to establish and maintain an effective system of internal controls over financial reporting;

●	the outcome of any known and unknown litigation and regulatory proceedings, including the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us that could impact our business;

●	our ability to maintain and protect our brand and intellectual property; and

●	other factors detailed under the section entitled “Risk Factors.”

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

We have two proprietary globally licensed drug development platforms, each of which was discovered by research scientists at the University of Miami, Miller School of Medicine (the “University of Miami” or “University”). These development platforms are:

●	Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HPβCD”) is an injectable drug in clinical development for treatment of renal diseases. VAR 200 was licensed from L&F Research LLC on December 15, 2015. L&F Research was founded by the University of Miami research scientists who discovered the use of VAR 200 for renal diseases.

●	Inflammasome ASC Inhibitor IC 100 is a humanized monoclonal antibody in preclinical development for treatment of inflammatory conditions. IC 100 was licensed from InflamaCore, LLC on April 18, 2019. InflamaCore, LLC was founded by the University of Miami research scientists who invented IC 100.

We believe that each of our product candidates has the potential to treat numerous indications in their respective therapeutic areas. Our strategy is to focus on indication expansion to maximize commercial potential.

Our renal pipeline is initially focused on rare, chronic glomerular diseases. Our lead indication for VAR 200 is focal segmental glomerulosclerosis (“FSGS”). On January 21, 2020, we filed an Investigational New Drug application (“IND”) for VAR 200, and the United States Food and Drug Administration (“FDA”) has allowed our development plans to proceed to a Phase 2a trial in patients with FSGS based on the risk/benefit profile of the active ingredient (2HPβCD). Prior to initiating a Phase 2a trial in patients with FSGS, we are planning to initiate a small open-label Phase 2a trial in patients with diabetic kidney disease in H1-2025, in which we expect to obtain patient proof-of-concept data more quickly than in an FSGS trial. This will enable assessment of drug effects as patients proceed through treatment and will provide insights for developing a lager Phase 2a/b protocol in patients with FSGS. VAR 200 has pharmacologic proof-of-concept data in animal models representative of FSGS, Alport Syndrome, and diabetic kidney disease providing opportunity for indication expansion.

Our Inflammasome ASC Inhibitor IC 100 focuses on chronic inflammatory diseases. Our lead indication for IC 100 is obesity with metabolic complications. IC 100’s preclinical development is nearing completion. Our focus is on advancing IC 100 toward a currently planned IND submission in H2-2025, followed by initiation of a Phase 1 trial in healthy overweight patients with a BMU between 27 – 30. IC 100 has preclinical data in animal models representing six different indications, each demonstrating that IC 100 attenuates pathogenic inflammasome signaling pathways leading to reduced inflammation and improved histopathological and/or functional outcomes. Those indications are stroke-related cardiovascular injury, retinopathy of prematurity (“ROP”), multiple sclerosis (“MS”), acute respiratory distress syndrome (“ARDS”), spinal cord injury, and traumatic brain injury (TBI). Likewise, preclinical studies are underway in Alzheimer’s and Parkinson’s diseases, and we are preparing to initiate IND-enabling preclinical studies in animal models of diet-induced obesity.

About Chronic Kidney Disease (CKD)

Chronic kidney disease (“CKD”) is an increasing public health problem which affects over 75 million people worldwide, and approximately 37 million in the United States. The National Kidney Foundation estimates that approximately 80 million adults are at risk for kidney disease in the United States. With no disease modifying drug therapies commercially available, a sizeable percentage of kidney patients progress to end-stage renal disease (“ESRD”), requiring dialysis or transplant to survive. According to the Centers for Disease Control and Prevention, in 2018, approximately 131,600 people in the United States started treatment for ESRD, and nearly 786,000 people are currently living with ESRD in the United States (of those 786,000 people, approximately 71% are on dialysis, and 29% are living with a kidney transplant). Further, the economic burden associated with chronic kidney disease is substantial, with Medicare Fee-for-Service spending of $130 billion in 2018 according to the National Kidney Foundation. We believe the high incidence level and the steep monetary burden caused by CKD create a need for effective, disease modifying drug therapies.

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

About Inflammatory Diseases

Chronic inflammatory diseases have been recognized as one of the most significant causes of death in the world today, with more than 50% of all deaths worldwide attributable to inflammation-related diseases such as ischemic heart disease, stroke, cancer, diabetes mellitus, chronic kidney disease, non-alcoholic fatty liver disease (“NAFLD”), and autoimmune and neurodegenerative conditions. Excessive and persistent activation of inflammasomes have been linked to the pathophysiology of these types of chronic diseases.

Inflammasomes are comprised of 3 proteins: (i) one of several types of sensor molecules, (ii) an apoptosis-associated speck-like protein containing a caspase recruitment domain (“ASC”), and (iii) proinflammatory caspase-1 (“pro-caspase-1”). There are multiple types of inflammasomes that trigger inflammation. They are named based on their associated sensor molecule, such as NLRP1, NLRP2, NLRP3, NLRC4, AIM2, and Pyrin. Numerous inflammatory diseases are often associated with activation of multiple types of inflammasomes. For example, obesity is associated with activation of AIM2 and NLRP3, insulin resistance is associated with AIM2, NLRP1, NLRP3, NLRC4, and NLRP6, and Parkinson’s disease is associated with activation of AIM2, NLRP1 and NLRP3. The ASC component of inflammasomes is a promising drug target since it is a component of the six most common types of inflammasomes referenced above. We believe this is more advantageous than targeting a specific sensor protein such as NLRP3, a component of only one type of inflammasome, which is the focus of several potential competitors. In addition to its pivotal role in inflammasome formation and activation required for initiation of an inflammatory response, ASC also plays a role in the perpetuation of inflammation associated with extracellular release of ASC specks. By targeting ASC, we believe IC 100 has potential to effectively control inflammation in a multitude of inflammatory diseases.

Our Pipeline

The goal of our pipeline is to target renal and inflammatory indications with high unmet medical needs, which we believe can be addressed by our mechanisms of action. We intend to further enhance and expand our product portfolio through the development of multiple indications for VAR 200 and IC 100 each, and through potential in-licensing of promising renal and anti-inflammatory product candidates.

Our current pipeline consists of the following:

Development Phase: Phase in which a drug formulation is developed that ensures the proper drug delivery parameters are met

Preclinical Phase: Phase in which in vitro (laboratory) and in vivo (animal) studies are conducted to gather evidence to justify clinical trials in humans

Phase 1: First testing in healthy humans, primarily to test safety

Phase 2: Testing in a small number of patients to assess safety, monitor how a drug is metabolized, and gather initial data on efficacy

Phase 3: Large trial in patients to test efficacy and safety that are used for regulatory approval

Business Strategy

We seek to be recognized as a leading biopharmaceutical company at the forefront of innovation for patients with high unmet medical needs. We are committed to restoring health and transforming the lives of patients through development of biopharmaceutical products. Our strategy is to:

●

Advance development of Cholesterol Efflux MediatorTM VAR 200. We intend to advance development of VAR 200 by initiating a small Phase 2a trial in patients with diabetic kidney disease in H1-2025, in which we expect to obtain patient proof-of-concept data more quickly than in an FSGS trial. This will enable assessment of drug effects as patients proceed through treatment and will provide insights for developing a larger Phase 2a/b protocol in patients with FSGS.

●	Advance development of Inflammasome ASC Inhibitor IC 100. We intend to advance our IC 100 preclinical program toward a planned IND submission in H2-2025 followed by initiation of a Phase 1 trial in healthy patients with a BMI between 27 – 30. This approach has potential to provide an early signal of IC 100’s weight loss potential. In preparation for IND submission, we are preparing to initiate two IND-enabling preclinical studies in diet-induced obesity animal models, one to compare the effects of IC 100 with semaglutide, and the other to evaluate the effects of IC 100 in combination with semaglutide.

●	Capitalize on our indication expansion strategy to maximize the commercial potential for each of our product platforms by developing multiple indications in their respective therapeutic areas. Our current pipeline includes three potential indications for our Cholesterol Efflux MediatorTM VAR 200 Platform, FSGS (lead indication), Alport Syndrome, and diabetic kidney disease and four potential indications for our Inflammasome ASC inhibitor IC 100 platform, obesity with certain metabolic complications (lead indication), Parkinson’s and Alzheimer’s diseases, and multiple sclerosis. We intend to leverage our knowledge from preclinical and clinical programs from both product platforms to identify other opportunities for indication expansion.

●	Maintain rights to develop and commercialize our product candidates. We intend to maintain the rights to develop and commercialize our product candidates in the United States, while pursuing strategic alliances and collaborations with other pharmaceutical companies to accelerate development, share risk, supplement our resources and maximize potential outside the United States.

●	Expand our product candidate portfolio. We plan to expand our product portfolio by leveraging our expertise in development and commercialization to identify and in-license additional drug candidates with significant clinical and commercial potential. In addition to indication expansion for our VAR 200 and IC 100 platforms, our business strategy includes identifying and opportunistically acquiring development and commercialization rights to technologies relating to the treatment of kidney and inflammatory diseases.

●	Continue to strengthen and expand our intellectual property portfolio. The intellectual property for VAR 200 is comprised of a portfolio of issued and pending patents in the United States and other countries. We have 2 patent families covering glomerular disorders and disease, and diabetic kidney disease. Likewise, we plan to seek orphan drug designation for FSGS and Alport Syndrome, which would provide 7 years exclusivity in United States and 10 years in European Union, if approved in each of those jurisdictions. Intellectual Property for IC 100 is comprised of a portfolio of issued and pending patents in the United States and other countries. We have 5 patent families covering composition of matter, biomarkers, and methods of use. Additionally, we plan to seek orphan exclusivity for any rare disease indications we develop for IC 100. For both product platforms, our proprietary position is reinforced by additional technical know-how and trade secrets. We plan to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates by filing for patents or other applicable intellectual property protection covering new or enhanced proprietary technology, and new formulations, dosing regimens, and administration routes in development.

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

Our Product Candidates

Cholesterol Efflux Mediator TM VAR 200 (2-hydroxypropyl-beta-cyclodextrin, 2HPβCD)

Cholesterol Efflux Mediator VAR 200 is an injectable drug in clinical development for treatment of chronic glomerular diseases, initially focusing on FSGS as the lead. Prior to initiating a Phase 2a trial in patients with FSGS, we are planning to conduct a small Phase 2a trial in patients with diabetic kidney disease, which we expect will provide patient proof-of-concept more quickly than an FSGS study. Alport Syndrome and diabetic kidney disease indications may be pursued based on our indication expansion strategy.

VAR 200 was developed to mediate removal of excess cholesterol that damages renal glomeruli, with the intent to preserve renal structure and function and reduce proteinuria that leads to glomerular disease progression. Although our lead renal indication is FSGS (VAR 200-01), we are planning to initiate a small Phase 2a trial in patients with diabetic kidney disease in H1-2025, in which we expect to obtain patient proof-of-concept data more quickly than in an FSGS trial. This will enable assessment of drug effects as patients proceed through treatment and will provide insights for developing a larger Phase 2a/b protocol in patients with FSGS. Based on the anticipated data and key learnings from these trials, we may progress development of VAR 200 for Alport Syndrome (VAR 200-02) and for diabetic kidney disease (VAR 200-03) based on our indication expansion strategy.

Role of Cholesterol and Lipid Accumulation in Glomerular Diseases (Including FSGS, Alport Syndrome, and Diabetic Kidney Disease)

In chronic glomerular diseases, cholesterol accumulates in glomerular podocytes, due in part to impaired transport out of the cell, or “efflux,” resulting from reduced expression of the cholesterol transporters ABCA1 and ABCG1. Glomerular lipid accumulation has been demonstrated in in vitro podocyte studies, human biopsy data, and in animal models of various kidney diseases, including FSGS, Alport syndrome, and diabetic kidney disease. As shown below, the lipid accumulation causes distorted podocyte structure, damaged podocyte foot processes, and podocyte detachment and loss, which impairs kidney filtration resulting in proteinuria and disease progression. Preclinical animal models with VAR 200 show that reduction in podocyte cholesterol and lipids protects against ongoing kidney damage and progression of disease, which we hypothesize will translate to patients with kidney disease and potentially reduce or delay the need for dialysis and ultimately transplant.

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

Preclinical Support for VAR 200

We believe that VAR 200 has an established benefit/risk profile supported by IND-enabling preclinical studies demonstrating safety and proof of concept, which led to FDA clearance to progress into Phase 2 clinical trials. Data from animal models representing FSGS, Alport Syndrome, and diabetic kidney disease demonstrate that VAR 200 promotes cholesterol removal from podocytes, protecting the kidney’s filtration system from damage and reducing protein spillage into the urine or “proteinuria.” These types of outcomes are thought to be key to delaying or preventing progression of kidney disease.

VAR 200 and FSGS

VAR 200 was evaluated in two FSGS mouse models, an experimental nuclear factor of activated T-cells (“NFAT”) FSGS model and an Adriamycin (“ADR”)-induced FSGS model which is characterized by a milder, less progressive form of nephropathy than the NFAT model.

Nuclear Factor of Activated T-Cells (NFAT) Model

To determine the role of altered podocyte cholesterol homeostasis in NFAT-mediated podocyte injury and the effects of treatment with VAR 200, researchers administered VAR 200 subcutaneously at 4,000 mg/kg to 6-week-old NFATc1nuc mice 24 hours prior to induction with doxycycline, and then every other day for 4 days. Single transgenic (“ST”) mice served as a control.

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

VAR 200 and Alport Syndrome

To evaluate whether VAR 200 has a protective effect in Alport Syndrome, a genetic disease, researchers injected four-week-old female Col4a3 knockout (Col4a3−/−) mice with VAR 200 at 4000 mg/kg subcutaneously 3 times per week for 4 weeks. Wild type Col4a3 (“Col43+/+”) mice served as controls.

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

12

VAR 200 and Diabetic Kidney Disease

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

Inflammasome ASC Inhibitor IC 100

IC 100 is a humanized monoclonal antibody inflammasome ASC inhibitor in preclinical development for the treatment of numerous inflammatory diseases, with obesity with certain metabolic complications as the lead. IC 100 was developed with the intent of attenuating chronic aberrant inflammation that is pathogenic in a multitude of inflammatory diseases by blocking initiation and perpetuation of inflammation to stop disease progression and improve quality of life.

Our focus is on advancing IC 100 toward a planned submission of an IND application in H2-2025, following which we intend to initiate a Phase 1 trial in healthy subjects who are overweight (BMI 27 -30). Non-GLP toxicology data with IC 100 in mice and non-human primates (“NHP”) demonstrate no adverse effects nor anti-drug antibodies at doses as high as 300 mg/kg. IC 100 has preclinical data in animal models representing six different indications, each demonstrating that IC 100 attenuates pathogenic inflammasome signaling pathways leading to reduced inflammation and improved histopathological and/or functional outcomes. Those indications are stroke-related cardiovascular injury, retinopathy of prematurity (“ROP”), multiple sclerosis (“MS”), acute respiratory distress syndrome (“ARDS”), spinal cord injury, and traumatic brain injury (TBI). Likewise, preclinical studies are underway in Alzheimer’s and Parkinson’s diseases, and we are preparing to initiate two IND-enabling preclinical studies with IC 100 in DIO obesity models. One study will compare the effects of IC 100 to semaglutide, and the other will compare the effects of IC 100 administered concurrently with semaglutide.

Role of Inflammasomes in Inflammatory Diseases

Excessive and persistent activation of inflammasomes have been linked to the pathophysiology of inflammatory diseases. Inflammasomes are multiprotein complexes that initiate an immune response to pathogens or internal danger signals. They are comprised of three basic proteins: (i) one of several types of sensor molecules (e.g., NLRP1, NLRP2, NLRP3, NLRC4, AIM2, and Pyrin), (ii) adaptor protein, ASC, and (iii) pro-caspase 1. Each sensor molecule responds to different pathogens or internal danger signals. Inflammasomes are named by their sensor molecule (e.g., NLRP3 inflammasome).

As depicted below, in the presence of harmful pathogens or cell damage, an intracellular sensor molecule (e.g., NLRP3) is triggered, stimulating recruitment of adaptor ASC, which in turn recruits pro-caspase-1 to form an inflammasome. The inflammasome is the organizing center that recruits additional ASC and polymerizes in a prion-like structure to form a large filamentous signaling platform, known as an ASC Speck. ASC Specks provide a scaffold for pro-caspase-1 recruitment, which triggers conversion of pro-caspase-1 to active caspase-1, which in turn converts the cytokine pro-IL-1ß to its active form IL-1ß, initiating the inflammatory response. Activated caspase-1 also drives cleavage of Gasdermin D, which triggers pyroptosis, a form of programmed cell death, releasing active cytokines and ASC Specks into the extracellular space, with continued activation of pro-IL-1ß, heightening and perpetuating the inflammatory response in neighboring cells and tissues. Although inflammasome triggering of the innate immune response is essential for protection against pathogens, persistent overactivation of inflammasomes can lead to chronic inflammation underlying a multitude of inflammatory conditions and diseases. Numerous inflammatory diseases are associated with activation of multiple types of inflammasomes. For example, obesity is triggered by AIM2 and NLRP3 and Parkinson’s disease is triggered by NLRP1, NLRP3, and AIM2.

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

Preclinical Support for IC 100

Non-GLP toxicology studies in mice and non-human primates demonstrate that IC 100 has a good safety profile. There were no drug-related adverse events at doses up to 300 mg/kg in either species. Likewise, epigenetic screening demonstrates a lower immunogenicity potential than many biologics. Based on our preclinical study in an animal model representing MS, inflammation was attenuated without immunosuppression. IC 100 has preclinical data in animal models representing six different indications, each demonstrating that IC 100 attenuates pathogenic inflammasome signaling pathways leading to reduced inflammation and improved histopathological and/or functional outcomes. Those indications are stroke-related cardiovascular injury, retinopathy of prematurity (“ROP”), multiple sclerosis (“MS”), acute respiratory distress syndrome (“ARDS”), spinal cord injury, and traumatic brain injury (TBI). Following is a summary of preclinical data in stroke-related cardiovascular injury, ROP, and MS. For an overview of preclinical data collected to date, refer to the IC 100 White Paper at https://investors.zyversa.com/static-files/64964310-ab95-4a06-bc47-dd44c63dc5c7.

IC 100 and Stroke-related Cardiovascular Injury

Cardiac dysfunction occurs in 70% of patients following a stroke which is associated with a surge of catecholamines and inflammasome-induced systemic and cardiac inflammation. To determine if IC 100 can attenuate post-stroke cardiac inflammation, IC 100 was administered IV at 30 mg/kg in a mouse model of photothrombotic stroke (PTS) thirty minutes post-PTS. Additionally, catecholamine-treated zebrafish hearts were used to determine if IC 100 can protect against post-stroke cardiac dysfunction. Action potential duration was evaluated in excised zebrafish hearts with and without IC 100 (10 μg/ml) 20 seconds after catecholamine treatment.

IC 100 attenuated cardiac inflammation post-stroke based on significant reductions in IL-1β, and it improved cardiac function as evidenced by attenuation of the shortened action potential duration depicted in the images below.

IL-1β Levels in Mouse Atria and Ventricles

Ventricular Action Potential Traces from Excised Zebra Fish Hearts Exposed to Epinephrine

These data suggest that IC 100 has potential to attenuate stroke-related cardiovascular disease.

IC 100 and ROP

To determine if IC 100 has potential to attenuate retinal microglial activation and inflammation leading to retinopathy and impaired vision, IC 100 was administered immediately after 5 days of 75% O2 exposure by multiple IP injections of 10 or 20 µg/g or by single IVT injection of 2.5 µg/0.5 µL per eye in an oxygen-induced mouse model of retinopathy (OIR models).

IC 100 attenuated retinal inflammation as evidenced by a 55% reduction in retinal ASC speck formation, and it reduced microglial density and activation compared to the placebo-treated oxygen-exposed retina (02-PBS), as depicted below.

Retinal ASC Speck Formation

Retinal Microglial Density and Activation

IC 100 alleviated vaso-obliteration. Compared to the placebo-treated oxygen-exposed retina (02-PBS), IC 100 reduced the percentage of avascular areas, the number of vascular tufts, and the percentage of intravitreal neovascularization, as depicted below.

Quantification of Avascular Areas, Vascular Tufts, and Neovascular Areas

IC 100 restored retinal structure. With IC 100 the thickness of the inner nuclear layer (INL), outer nuclear layer (ONL), and total retinal layer was comparable to the placebo control (RA-PBS). IC 100 also restored retinal function. With IC 100 there was a 70% increase in amplitude compared to the placebo-treated oxygen-exposed retina (02-PBS). Results are depicted below.

Retinal Layer Thickness	Amplitude

These data demonstrate that inhibition of ASC speck formation by IC 100 in an animal model of retinopathy of prematurity reduced retinal inflammation and its resulting structural damage and dysfunction.

IC 100 and MS

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

Market and Commercial Opportunity

We believe that each of our product candidates has potential for treatment of numerous diseases with significant unmet medical needs. VAR 200 has potential to treat Alport syndrome, diabetic nephropathy, and other glomerular diseases in addition to its lead indication, focal segmental glomerulosclerosis (FSGS). IC 100 has potential to treat multiple and diverse inflammatory diseases, including, but not limited to Parkinson’s and Alzheimer’s diseases, and multiple sclerosis in addition to its lead indication, obesity with certain metabolic complications.

Cholesterol Efflux MediatorTM VAR 200 Opportunity

According to a report from Precedence Research, the global renal drug market was $17.71 billion in 2024 and projected to reach $30.3 billion by 2034. There are two key drivers of this growth. The first is the significant increase in obesity and diabetes which leads to renal disease. The second is a resurgence in development of innovative new drug therapies resulting from the increasing economic and societal burdens of chronic kidney disease, as well as advances in technology, such as creation of a kidney-on-a chip, which accurately mimics human kidney filtration, and availability of genomic and multiomic data. Both of these technologies have facilitated a better understanding of the molecular mechanisms underlying kidney disease. A more recent growth driver for the renal drug market is an expected regulatory change that that will shorten the regulatory path for drugs in development for FSGS based on recommendations from the Parasol project. The Parasol project, co-chaired by Dr. Aliza Thompson, Director of the Cardio-Renal Division at the FDA, was prompted by the urgent need to develop safe and effective therapies for people with FSGS since there are no approved drug therapies. The goal of Parasol was to define a traditional or reasonably likely surrogate endpoint for use in FSGS clinical trials to enable accelerated approval of novel therapies and expedite access to effective treatments for this rare but devastating glomerular disorder. PARASOL was a partnership among NephCure, the National Kidney Foundation, the International Society of Glomerular Disease, and the Kidney Health Initiative, who brought together all the relevant parties - patients, clinical nephrologists, industry sponsors, basic scientists, biostatisticians, and regulatory authorities. PARASOL’s analysis of 1600 FSGS patients found that a reduction in proteinuria over 24 months was strongly associated with a reduced risk of kidney failure. Based on the data, Parasol recommended proteinuria as a surrogate endpoint for full regulatory approval of FSGS drugs. It is believed that the FDA will adopt this recommendation based on Dr. Thompson’s statement that data supporting the recommendation came from over 25 studies conducted all over the globe and involved more than 1,600 patients, providing a robust foundation for informed regulatory decisions.

Following is a summary of the market for VAR 200’s current pipeline.

IC 100 Opportunity

Anti-Inflammatory Biologics Market

According to a report from Precedence Research, the global anti-inflammatory biologics market was valued at $104.81 billion in 2024, and it is projected to reach $185.51 billion by 2034. This growth is driven by the rising incidence of chronic inflammatory diseases associated with population aging, lifestyle changes, and environmental factors. The growth trajectory is expected to accelerate over time with R&D focus on use of anti-inflammatory biologics, such as inflammasome inhibitors, as add-on to GLP-1 drugs to treat the inflammatory comorbidities of obesity. According to Morgan Stanley, global sales of GLP-1 drugs were $6 billion in 2023. With the surging demand seen in 2024, they project global sales to reach between $105 to $144 billion by 2030. Key drivers are the unsurpassed weight loss achieved and the broadening evidence that these drugs have potential to improve outcomes in numerous obesity-related comorbidities. Following is a summary of the market for IC 100’s current pipeline.

Other Development Candidates

We continue to seek to identify and acquire commercialization rights to other technologies relating to renal and inflammatory diseases.

Strategic Alliances and Arrangements

Unless otherwise specifically provided herein, all share and per share information (including information relating to warrants) reflect the 1-for-35 reverse stock split and the 1-for-10 reverse stock split that we effected on December 4, 2023, and April 25, 2024, respectively.

L&F Research LLC License Agreement

We entered into a License Agreement with L&F Research LLC (“L&F Research”) effective December 15, 2015, as amended (the “L&F License Agreement”), pursuant to which L&F Research granted us an exclusive, royalty-bearing, worldwide, sublicensable license under the patent and intellectual property rights and know-how specific to and for the development and commercialization of VAR 200, for the treatment, inhibition or prevention of kidney disease in humans and symptoms thereof, including FSGS. L&F Research was founded by the VAR 200 inventors and researchers at the University of Miami Miller School of Medicine, who licensed the intellectual property from the University of Miami. Pursuant to the L&F License Agreement, we (i) paid L&F Research an upfront license fee of $200,000 upon signing; (ii) agreed to make additional payments to L&F Research upon the achievement of certain development milestones up to an aggregate maximum of $21.5 million; and (iii) agreed to pay L&F Research royalty payments on net sales of any resulting product upon the achievement of certain net sales milestones, ranging from 5% to 10% based on certain annual net sales thresholds. In addition, upon the signing of and pursuant to the L&F License Agreement, we issued to L&F Research four (4) warrants (the “L&F Warrants”), of which one (1) warrant was exercised for 200 shares of common stock and the remaining three (3) warrants are exercisable in the aggregate for 300 shares of our common stock upon certain terms and conditions set forth in the L&F License Agreement and the L&F Warrants.

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

InflamaCORE, LLC License Agreement

We entered into a License Agreement with InflamaCORE, LLC (“InflamaCORE”) effective as of April 18, 2019 (the “InflamaCORE License Agreement”), pursuant to which InflamCORE granted us an exclusive, worldwide, royalty-bearing, sublicensable license to patents, intellectual property rights, technology, and know-how to and for the development and commercialization of IC 100, in all therapeutic and diagnostic uses in all diseases and conditions. InflamaCORE was founded by the IC 100 inventors and researchers at the University of Miami Miller School of Medicine, who licensed the intellectual from the University of Miami and Selexis SA, a cell line development company in Switzerland. Pursuant to the InflamaCORE License Agreement, we (i) paid InflamaCORE an upfront license fee of $346,321.08 upon signing; (ii) agreed to make additional payments to InflamaCORE upon the achievement of certain development milestones up to an aggregate maximum of $22.5 million; (iii) agreed to pay InflamaCORE royalty payments on net sales of certain resulting products upon the achievement of certain net sales milestones, ranging from 5% to 10% depending on the level of net sales; (iv) agreed to pay University of Miami royalty payments on net sales of certain resulting products upon the achievement of certain net sales milestones, ranging from 3% to 6% of net sales, depending on the level of net sales; and (v) were granted a sublicense to all third-party technologies, including the Selexis cell line technology, and agreed to pay to InflamaCORE the obligations of their Selexis license. Pursuant to the Selexis license, we paid an upfront license fee to Selexis of CHF 50,000. We are also obligated to pay to Selexis (through reimbursement of InflamaCORE) (i) an annual maintenance fee of CHF 10,000, (ii) payments upon the achievement of certain development milestones up to an aggregate maximum of approximately CHF 1.1 million, and (iii) a royalty payment on net sales equal to a low single digit. Additionally, upon the execution of and pursuant to the InflamaCORE License Agreement, we issued (i) 114 shares of our common stock to the University of Miami, (ii) and four (4) warrants to InflamaCORE (the “InflamaCORE Warrants”) of which one (1) warrant exercisable for 227 shares of common stock expired in April 2024 and the remaining three (3) warrants are exercisable in the aggregate for 342 shares of our common stock upon certain terms and conditions set forth in the InflamaCORE License Agreement and the InflamaCORE Warrants.

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

Research and Development

We spent approximately $1.8 million for the year ended December 31 2024 and $3.2 million for the year ended December 31, 2023.

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. To commercialize any product that is approved for commercial sale, we must either develop our own sales, marketing and distribution infrastructure or collaborate with third parties that have such commercial infrastructure and relevant marketing and sales experience. We expect to be able to build our commercial infrastructure over time in advance of any anticipated launch of our products, and we may rely on licensing, co-sale and co-promotion agreements with strategic partners for the commercialization of our products. If we establish the commercial infrastructure to support the potential marketing of VAR 200, IC 100 and any other product candidate that we may seek to develop, such commercial infrastructure could be expected to include a targeted sales force supported by sales management, internal sales support, a market access group, an internal marketing group and distribution support. To establish the proper commercial infrastructure, we would need to invest significant financial and management resources prior to any approval of VAR 200, IC 100 and any other product candidate that we may seek to develop.

Competition

The pharmaceutical and biotechnology industry is highly competitive. These competitors include many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates that we seek to develop or address similar indications. Many competitors have substantially greater financial, technical and human resources than we possess and may be better equipped to develop, manufacture and market their products. We also expect that the number of companies seeking to develop products and therapies similar to our products may increase over time. Competitive factors in the pharmaceutical and biotechnology industry include product efficacy, safety, ease of use, price, demonstrated cost-effectiveness, marketing effectiveness, stakeholder support, service, reputation, and access to technical information. Any products that we develop and seek to commercialize may not be able to compete with the products of our competitors with respect to one or more of these considerations.

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

Additionally, there are a number of other companies developing drugs targeting inflammasome pathways, mainly NLRP3 inflammasome pathways, some of which have clinical trials underway in multiple indications. Indications being evaluated in current Phase 2 clinical trials included heart disease, Parkinson’s disease, melanoma, type 2 diabetes, cancer-related oral mucositis, Hidradenitis Suppurativa, and obesity at risk of cardiovascular disease. One company has a phase 3 trial underway in small cell lung cancer. We believe that IC 100 may be the only monoclonal antibody targeting the ASC component of the inflammasome, which can potentially inhibit multiple types of inflammasomes and disrupt the structure and function of ASC specks to prevent initiation and perpetuation of inflammation.

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

Pursuant to the L&F License Agreement, we have an exclusive, sublicensable, worldwide license to the inventions relating to 2-hydroxypropyl-beta-cyclodextrin (“2HPβCD”) for the treatment of kidney disease in humans, including FSGS, as described in certain method-of-use patents and pending applications filed in the United States and selected foreign countries (Canada, China, Europe, Japan, and Mexico) from two international patent applications filed pursuant to the provisions of the Patent Cooperation Treaty (“PCT”). Currently, there are 4 issued United States patents and 12 foreign granted or allowed applications. These patents, and any patents that issue from the pending applications, are anticipated to have a term to at least 2033, absent of any patent term adjustments or extensions.

Pursuant to the InflamaCORE License Agreement, we have an exclusive, sublicensable, worldwide license to the inventions relating to recognition, diagnosis, and treatment of inflammatory responses and inflammation mediated by inflammasomes and components thereof, including but not limited to IC 100 which is a humanized IgG4 antibody directed against a specific amino acid sequence of the pyrin domain of Apoptosis-associated speck-like protein (“ASC”). The patent portfolio for IC 100 includes 5 patent families covering composition of matter, biomarker, and method-of-use patents and their related national stage filings in the United States and selected foreign countries (Australia, Brazil, Canada, Chile, China, Colombia, Europe, India, Indonesia, Israel, Japan, Malaysia, Mexico, Philippines, Singapore, South Africa, South Korea, Thailand, Vietnam). Currently, there are 6 issued United States patents, 14 foreign granted patents or allowed applications, and 59 pending applications. These patents, including composition of matter patents that have a term until December 2037, and any patents that issue from the pending applications are anticipated to have a term until at least 2028, absent of any patent term adjustments or extensions.

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

We use the trade names Cholesterol Efflux Mediator™ and Lipid Efflux Mediator™ in association with our VAR 200 pharmaceutical preparations and plan to seek federal trademark protection in the United States and foreign national trademark protection where available and when appropriate. No other applications for trademark protection have been filed for any names or logos for products or technologies in development. We intend to use these marks in connection with our pharmaceutical product candidates currently in development as added levels of intellectual property protection for our proprietary technologies.

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

The review and evaluation of an NDA or BLA by the FDA may take several years to complete. The FDA may conduct pre-approval inspections of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements and may also audit data from clinical and pre-clinical trials.

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

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs, biologics, and devices, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial, is made public as part of the registration. Sponsors also are obligated to discuss summary results of their clinical trials on clinicaltrials.gov within 1 year after primary completion (the date when the last data point for the primary outcome measure is collected from the last enrolled participant). Disclosure of the clinical trial results can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.

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

Employees

As of December 31, 2024, we had seven (7) full time employees. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

Corporate Information

We were incorporated under the name “Larkspur Health Acquisition Corp.” on March 17, 2021 under the laws of the State of Delaware for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination, involving one or more other businesses. On December 12, 2022, we changed our name to “ZyVersa Therapeutics, Inc.” in connection with the Business Combination (as hereinafter defined) with ZyVersa Therapeutics, Inc., a Florida corporation (“Old ZyVersa”). Our principal executive offices are located at 2200 North Commerce Parkway, Suite 208, Weston, Florida 33326. Our telephone number is (754) 231-1688 and our website address is https://www.zyversa.com. On our website, investors can obtain, free of charge, a copy of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Code of Business Conduct and Ethics, including disclosure related to any amendments or waivers thereto, other reports and any amendments thereto filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”). None of the information posted on our website is incorporated by reference into this Annual Report on Form 10-K. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding the Company and other companies that file materials with the SEC electronically.

This Annual Report on Form 10-K and the information incorporated herein by reference contain references to registered or common law trademarks, service marks and trade names owned by us or other companies. Solely for convenience, such trademarks, service marks and trade names referred to in this report and the information incorporated herein, including logos, artwork, and other visual displays, may appear without the ® or ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks, service marks and trade names. We do not intend to use or display of other companies’ trademarks, service marks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Other trademarks, service marks and trade names appearing in this report are the property of their respective owners.

Item 1A. RISK FACTORS

An investment in our common stock is speculative and involves a high degree of risk including the risk of a loss of your entire investment. You should carefully consider the risks and uncertainties described below and the other information contained in this report and our other reports filed with the Securities and Exchange Commission. The risks set forth below are not the only ones facing us. Additional risks and uncertainties may exist that could also adversely affect our business, operations and financial condition. If any of the following risks actually materialize our business, financial condition and/or operations could suffer. In such event, the value of our common stock could decline, and you could lose all or a substantial portion of the money that you pay for our common stock.

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

We have never been profitable and do not expect to be profitable for the foreseeable future. As of December 31, 2024, our accumulated net loss was approximately $179 million, inclusive of the period prior to the Business Combination period. We have devoted most of our financial resources to our organizational and capital-raising activities and negotiating our license agreements, and other strategic partnerships and collaborations. We have not completed development of any product candidate through the receipt of marketing approval, and we have therefore not generated any revenues from product sales. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We expect to incur increased expenses as we continue the clinical development of VAR 200 and preclinical development of IC 100 and other product candidates that we may seek to develop and for which we may seek marketing approval in the United States and elsewhere. We also expect an increase in our expenses associated with creating additional infrastructure (including hiring additional personnel) to commence clinical trials and continue the development and commercialization of VAR 200 and IC 100 and other product candidates that we may seek to develop. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

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

We are a development stage pharmaceutical company with no commercial products. Our primary product candidates are in the process of being developed and will require significant additional preclinical and clinical development and investment before they could potentially be commercialized. As a result, we have not generated any revenue from operations since inception, and we have incurred substantial net losses to date. Moreover, our cash position is vastly inadequate to support our business plans and substantial additional funding will be needed in order to pursue those plans, which include research and development of our primary product candidates, seeking regulatory approval for those product candidates, and pursuing their commercialization in the United States and other markets. Our independent registered public accounting firm’s report for the year ended December 31, 2024, contains an explanatory paragraph that expresses doubt about our ability to continue as a going concern. Those circumstances raise substantial doubt about our ability to continue as a going concern. In particular, we believe that our current cash on hand will only be sufficient to meet our anticipated cash requirements on a month-to-month basis. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. In addition, our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect the value of our capital stock and our ability to raise new capital or to enter into critical contractual relations with third parties.

If the Company is not able to maintain an effective system of internal control over financial reporting, the reliability of its financial reporting, investor confidence in the Company and the value of its common stock could be adversely affected.

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

Risks Related to Development, Regulatory Approval and Commercialization

Our operations or those of our third-party providers might be affected by the occurrence of a catastrophic event, such as war or other armed conflicts, geopolitical tensions or trade wars, pandemic or natural disasters.

We rely on consultants, clinical research organizations, and third parties to perform pre-clinical and clinical studies, and manufacturing and regulatory functions. A disruption on our operations, or those of our third-party service providers, due to a major earthquake, other natural disasters, including climate-related events (such as drought, water security, heat waves, cold waves, wildfires, and poor air quality), epidemic, pandemic, war, or other catastrophic event, could cause interruptions to our business operations and our research and development efforts. Climate-related catastrophic events that may harm our business, or that of our third-party service providers, are also increasing in frequency and severity. A catastrophic event affecting us, or our third-party service providers, could have a material adverse effect on our operations and financial condition.

The occurrence of an epidemic or a pandemic, such as the COVID-19 pandemic, has had, and may in the future, have an adverse effect on our operating results. The extent to which epidemics and pandemics impact our financial condition or results of operations will depend on many factors outside of our control and whether there is a material impact on the businesses or productivity of our employees and other partners. A global pandemic may also intensify the other risks described in this Part I, Item 1A of this report.

If we encounter difficulties enrolling patients in our future clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

Identifying and qualifying patients to participate in clinical trials will be critical to our success. The timing of current and future clinical trials will depend on the speed at which we can recruit patients to participate in future testing of our product candidates. We may in the future experience difficulties or delays enrolling patients in our clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials, clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating and patient’s safety concerns over participating in a clinical trial. We will be required to identify and enroll a sufficient number of patients for any clinical trial for our product candidates. Potential patients may not be adequately diagnosed or identified with the diseases which we are targeting or may not meet the entry criteria for our trials. Additionally, some patients may have neutralizing antibodies at titer levels that would prevent them from being enrolled in a clinical trial for any of our product candidates. As a consequence, enrollment in our clinical trials may be limited or slowed. We also may encounter difficulties in identifying and enrolling patients with a stage of disease appropriate for such future clinical trials. We may not be able to identify, recruit, and enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a trial. If we have difficulty enrolling a sufficient number of patients to conduct clinical trials on our product candidates, we may need to delay, limit, or terminate future clinical trials, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Healthcare legislative or regulatory reform measures, including government restrictions on pricing and reimbursement, could have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been legislative and regulatory changes related to the healthcare system that could affect our ability to profitably sell or commercialize any product candidates for which we obtain marketing approval in the future. The potential pricing and reimbursement environment for our product candidates may change in the future and become more challenging due to, among other reasons, policies advanced by the current or any new presidential administration, federal agencies, healthcare legislation passed by Congress, or fiscal challenges faced by all levels of government health administration authorities, or by similar changes in foreign countries. The implementation of any such changes could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects, including our share price and ability to raise capital.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA and other government agencies to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA and other government agencies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and or modifications to approved drugs or to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. With the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates.

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

Foreign governments tend to impose strict price controls, which may adversely affect our future profitability.

In most foreign countries, particularly in the European Union and Japan, prescription drug pricing and/or reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies.

Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay the commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues that are generated from the sale of the product in that country. If reimbursement of any of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our results of operations will be negatively affected.

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

Due to our primarily remote workforce, we may face increased cyber risks that could significantly harm our business and operations.

We have adopted a primarily remote workforce since the COVID-19 pandemic and may be exposed to increased cybersecurity risks as a result such business practices. Although to date we have not experienced any material losses relating to cyberattacks, there can be no assurance that we will not suffer such losses in the future. Cyberattacks are increasing in their frequency, sophistication, and intensity. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities. If we are unable to effectively manage the cybersecurity and other risks of remote work, our business could be harmed or otherwise negatively impacted.

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

As a result, the stockholders may not have access to certain information that they may deem important. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have at least $1.07 billion in annual revenue;

●	the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;

●	the date on which we haves issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the 2021 Larkspur IPO.

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

We must continue to improve our internal control over financial reporting. We are required to make a formal assessment of the effectiveness of our internal control over financial reporting and once we cease to be an emerging growth company, we may be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with these requirements, we will be engaging in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. There is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404 of the Sarbanes-Oxley Act. Moreover, our testing, or the subsequent testing by our independent registered public accounting firm, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses.

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

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on The Nasdaq Capital Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

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

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

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

If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our Common Stock, the delisting could substantially decrease trading in our Common Stock; adversely affect the market liquidity of our Common Stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, and employees and fewer business development opportunities. Additionally, the market price of our Common Stock may decline further and stockholders may lose some or all of their investment.

We have a history of failing to comply with the continued listing requirements of Nasdaq, although we have successfully cured all the pre-existing deficiency, we may not be able to cure any deficiency timely in the future. On February 5, 2024, we received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) because the closing bid price for our common stock was below the minimum $1.00 per share for 30 consecutive business days. On May 13, 2024, the Company received a letter from Nasdaq notifying the Company that it has regained compliance with the Minimum Bid Price Requirement. The Company will be subject to a Mandatory Panel Monitor for a period of one year, or until May 13, 2025, pursuant to Nasdaq Listing Rule 5815(d)(4)(B). If, within that one-year monitoring period, the Company fails to comply with the Minimum Bid Price Requirement, the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency, and the Company will not be afforded an applicable cure or compliance period pursuant to Nasdaq Listing Rule 5810(c)(3). Instead, the Staff will issue a delist determination letter and the Company will have an opportunity to request a new hearing with the initial Nasdaq hearings panel or a newly convened hearings panel if the initial panel is unavailable. The Company will have the opportunity to respond and present to the panel as provided by Nasdaq Listing Rule 5815(d)(4)(C). The Company’s common stock may be at that time delisted from Nasdaq.

As of the date of this report, we believe that we have maintained compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market. However, there can be no assurance that we will be able to maintain compliance with the Minimum Bid Price Requirement or other Nasdaq listing requirements. If we fail to maintain compliance with Nasdaq’s continued listing standards in accordance with the panel’s decision, our common stock will be subject to delisting from Nasdaq.

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

We effected a 1-for-35 and a 1-for10 reverse stock split on December 4, 2023, and April 25, 2024, respectively. The liquidity of the shares of our Common Stock may be affected adversely by the reverse stock split given the reduced number of shares that are outstanding following the reverse stock splits. In addition, the reverse stock splits increase the number of stockholders who own odd lots (less than 100 shares) of our Common Stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Following a reverse stock split, the resulting market price of our Common Stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our Common Stock may not improve.

Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split, including the 1-for-35 and 1-for-10 reverse stock split we effected on December 4, 2023, and April 25, 2024, respectively, will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve. The primary intent for the reverse stock splits was that the anticipated increase in the price of our Common Stock immediately following and resulting from a reverse stock split due to the reduction in the number of issued and outstanding shares of Common Stock would help us meet the minimum bid price requirement pursuant to Nasdaq Listing Rules. It cannot be assured that reverse stock splits, will result in any sustained proportionate increase in the market price of our Common Stock, which is dependent upon many factors, including our business and financial performance, general market conditions, and prospects for future success, which are unrelated to the number of shares of our Common Stock outstanding. It is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 2200 North Commerce Parkway, Suite 208, Weston, Florida 33326. On January 18, 2019, we entered into a lease agreement (the “Lease”) for 3,502 square feet of office space located at this facility, with a lease term of 60 months beginning in January 2019 and ending in January 2024. On January 15, 2024, the Company extended the lease for an additional year and on January 9, 2025, the Company extended the lease for an additional year. We believe that our existing facility is adequate for our current needs, but additional office space may be required in connection with any anticipated expansion of our staff.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the Nasdaq Capital Market under the symbol “ZVSA”. Trading of our common stock commenced on December 12, 2022 in connection with the consummation of our Business Combination. Prior to that time, there was no established public trading market for our common stock.

Holders

As of March 20, 2025, there were approximately 90 holders of record of our common stock. These numbers do not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities which have not been previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K since January 1, 2024.

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion and analysis in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. Certain amounts may not foot due to rounding. This discussion and analysis contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.” We assume no obligation to update any of these forward-looking statements. Actual results may differ materially from those contained in any forward-looking statements.

Business Overview

We are a clinical stage specialty biopharmaceutical company leveraging advanced proprietary technologies to develop products for patients with renal or inflammatory diseases with high unmet medical needs.

Our renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HβCD”), is in development to treat multiple renal indications, with focal segmental glomerulosclerosis (FSGS) as the lead indication. Our anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal antibody in development to treat multiple inflammatory diseases, with obesity with certain metabolic complications as the lead indication.

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

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $9,413,435 and $98,297,946 for the year ended December 31, 2024 and December 31, 2023 respectively. As of December 31, 2024, we had an accumulated deficit of approximately $112.6 million and cash of $1.5 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Other (Income) Expense

Interest expense includes interest on indebtedness.

Results of Operations

Comparison of the years ended December 31, 2024 and December 31, 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and December 31, 2023.

	For the Years Ended		Favorable
	December 31,		(Unfavorable)
(in thousands)	2024	2023	$ Change	% Change

Operating expenses:
Research and development	$1,779	$3,208	$1,429	44.5%
General and administrative	7,358	11,213	3,855	34.4%
Impairment of in-process research and development	-	81,438	81,438	0.0%
Impairment of goodwill	-	11,895	11,895	0.0%
Total Operating Expenses	9,137	107,754	98,617	91.5%

Loss from Operations	(9,137)	(107,754)	98,617	91.5%

Other (Income) Expense, Net	270	-	(270)	(100.0)%

Pre-tax net loss	(9,407)	(107,754)	98,347	91.3%
Income tax benefit	(6)	9,456	(9,462)	(100.0)%
Net loss	$(9,413)	$(98,298)	$88,885	90.4%

Research and development expenses

Research and development expenses were approximately $1.8 million for the year ended December 31, 2024, a decrease of approximately $1.4 million or 44.5% from the year ended December 31, 2023. The decrease is primarily attributable to a decrease of $1.4 million in the manufacturing and pre-clinical costs of IC 100 in order to conserve cash.

General and administrative expenses

General and administrative expenses were approximately $7.4 million for the year ended December 31, 2024, a decrease of approximately $3.9 million or 34.4% from the year ended December 31, 2023. The decrease is attributable to a $0.7 million decrease in professional fees due to reduced fees related to changes in public auditors and legal counsel, a $1.1 million decrease due to the 2023 lock up share agreement, a $0.6 million decrease in director and officer insurance due to reduced costs in the second year of being a public company, a $0.4 million decrease in registration delay fees, a $0.4 million decrease in stock-based compensation as a result of options becoming fully amortized in 2024, a $0.4 million decrease due to no employee bonus accrual in 2024, and a $0.1 million decrease in marketing costs.

Impairment of in-process research and development and Impairment of goodwill

For the year ended December 31, 2024, impairment of in-process research and development and impairment of goodwill were $0 compared to $81.4 million and $11.9 million, respectively for the year ended December 31, 2023. The impairment was a result of the decline in stock value and market capitalization of the Company during the year ended December 31, 2023. There was no impairment for the year ended December 31, 2024.

Other (income) expense

Interest expense was approximately $0.3 million for the year ended December 31, 2024, an increase of approximately $0.3 million from the year ended December 31, 2023. The increase is primarily attributable to interest charged by a vendor for outstanding amounts owed.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the years ended December 31, 2024 and 2023:

	For the Years Ended December 31,		Favorable/
(in thousands)	2024	2023	(Unfavorable)

Net cash provided by (used in)
Operating activities	$(7,560)	$(8,721)	$1,161
Financing activities	5,953	5,956	(3)
Net decrease in cash	$(1,607)	$(2,765)	$1,158

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $7.6 million and approximately $8.7 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the net cash used in operating activities was primarily attributable to the net loss of approximately $9.4 million and $98.3 million, respectively, offset by $0.9 million and $87.0 million, respectively, of net non-cash expenses, and approximately $0.9 million and $2.6 million, respectively, of cash generated by the levels of operating assets and liabilities, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.0 million each for the years ended December 31, 2024 and 2023, respectively. Cash provided by financing activities during the year ended December 31, 2024 represented proceeds from the exercise of warrants and at the market stock proceeds. Cash provided by financing activities during the year ended December 31, 2023 primarily represented $10.7 million in cash paid for the redemption of Series A Preferred Stock and $2.4 million in registration and issuance costs associated with common stock issuances. This was partially offset by $18.1 million in proceeds from the issuance of common stock in a public offering and $1.0 million of warrant exercise proceeds.

Liquidity and Capital Resources

The following table summarizes our total current assets, current liabilities and working capital deficiency at December 31, 2024 and 2023 respectively:

	December 31,	December 31,
(in thousands)	2024	2023

Current Assets	$1,716	$3,353
Current Liabilities	$11,231	$10,195
Working Capital Deficiency	$(9,515)	$(6,842)

Since our inception in 2014 through December 31, 2024, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $1.5 million as of December 31, 2024 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of the Company’s efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the company to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $9.4 million for the year ended December 31, 2024 and a net loss of $98.3 million for the year ended December 31, 2023, and we had an accumulated deficit of $112.6 million at December 31, 2024. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financings will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2024 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of December 31, 2024 include approximately $11.2 million for accounts payable and accrued expenses. There are no cash requirements for long term liabilities at December 31, 2024.

Capital Needs

We expect our cash on hand will enable us to make investments in our continued development of VAR200 and IC100 on a month-to-month basis. We intend to raise additional capital in the future to fund continued development.

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

Our critical accounting estimates are described below.

Impairment of Long-Lived Assets and Goodwill

The Company reviews for the impairment of long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, this ASU did not have any material effects on its financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In November 2024, The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). This update requires an entity to disclose more detailed information regarding expenses for the entity. The amendments require that at each interim and the annual reporting period, the entity must disclose amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas- producing activities. Including the amounts, the entity is required to disclose and qualitative description of the amounts remaining in relevant expense captions, and to disclose the total amount of selling expenses and the definition of selling expenses. The amendments in this update should be applied prospectively to financial statements issued for reporting periods, and retrospectively to any prior periods presented in the financials. Although early adoption is permitted, the new guidance becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective.

Management’s Report on Internal Controls over Financial Reporting

Our management, including our principal executive officer and principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation, management concluded that our internal control over financial reporting was ineffective as of December 31, 2024.

Specifically, management’s conclusion was based on the following material weakness which existed as of December 31, 2024 and 2023:

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

Notwithstanding the existence of the material weakness as described above, we believe that the financial statements in the December 31, 2024 Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Management has implemented additional controls to address the material weakness identified as of December 31, 2024. This includes the implementation of proper segregation of duties controls between preparer and reviewer. However, the material weakness will not be deemed to be remediated until the controls have been operational for a period of time and have been verified to be operating effectively.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our executive officers and directors.

Name	Age	Position
Stephen C. Glover	65	Chief Executive Officer, President and Chairman
Karen A. Cashmere	73	Chief Commercial Officer
Peter Wolfe	57	Chief Financial Officer and Secretary
Pablo A. Guzman, M.D.	75	Chief Medical Officer and Senior Vice President of Medical Affairs
Robert G. Finizio	54	Director
Min Chul Park, Ph.D.	43	Director
James Sapirstein	63	Director
Gregory Freitag	63	Director

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

Pablo A. Guzman, M.D. Dr. Guzman has served as our Chief Medical Officer and Senior Vice President of Medical Affairs since January 2023. Prior to that, he was a consultant with us beginning January 2015. Since 2017, Dr. Guzman has served on the Scientific Advisory Board at Therapeutic Solutions International, Inc., a company focused on immune modulation. He received his Bachelor’s degree in Biology from St Peter’s University in Jersey City in 1971, his Medical Degree from the University of Puerto Rico School of Medicine in 1975, and his Interventional Cardiology Fellowship at The Johns Hopkins Hospital in Baltimore in 1980. He is Board certified in Internal Medicine (1978) and Cardiovascular Diseases (1981). He joined the staff at Johns Hopkins in 1980 and his duties included patient care, teaching, and both clinical and basic science research in the dog lab. He has over 30 articles in peer reviewed journals and many abstracts, some of them presented in national meetings including the American Heart Association and the American College of Cardiology. Dr. Guzman sits on the Board of Trustees at Holy Cross Health, a member of Trinity Health since 2015. He sits on the Scientific Advisory Board of Campbell Neurosciences Inc. and Therapeutics Solutions International.

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

James Sapirstein. James Sapirstein has served as a member of our board of directors since January 2023. Mr. Sapirstein is currently the Chairman of Onconetix, Inc (ONCO:NASDAQ). He served as Chairman and CEO of Entero Therapeutics (ENTO:NASDAQ) from October 2019 until February 2025. Mr. Sapirstein served as Chief Executive Officer of Contravir Pharmaceuticals from March 2014 until October 2018. All of these are publicly listed companies. Mr. Sapirstein has raised over $600 Million dollars in venture capital and public capital markets financing in his various engagements as Chief Executive Officer. He was named as a Finalist for the Ernst & Young Entrepreneur of the Year award in 2015 as well as in 2016. He was Chairman of the Board for BioNJ, an association of biopharma industries in New Jersey from February 2017 to February 2019. In addition, he is a member of the Board of Directors for BIO (Biotechnology Innovation Organization), the leading biotechnology trade organization promoting public policy and networking in the healthcare space, where he sits on the Emerging Companies Section Governing Board and Health Section Board. Mr. Sapirstein was selected to serve as a member of the Board because of his extensive experience as an executive in the biotech and pharmaceutical sectors and as a director for multiple public companies in such sectors.

Gregory Freitag. Gregory Freitag has served as a member of our board of directors since January 2023. Mr. Freitag is currently a member of the board of directors of PDS Biotechnology Corporation (NASDAQ: PDSB), a clinical-stage immunotherapy company developing a growing pipeline of targeted cancer and infectious disease immunotherapies based on its proprietary Veramune and Infectimune T cell-activating platforms. He served from February 2011 until June 2024 as a member of the board of directors of Axogen, Inc. (NASDAQ: AXGN), a leading regenerative medicine company dedicated to peripheral nerve repair. Mr. Freitag was Axogen’s Special Counsel from June 2020 until March 2021, General Counsel from September 2011 until June 2020, Chief Financial Officer from September 2011 until May 2014 and August 2015 until March 2016, and Senior Vice President Business Development from May 2014 until October 2018. Mr. Freitag holds a J.D. from the University of Chicago and a B.A. in Economics & Business and Law & Society from Macalester College, Minnesota. Mr. Freitag was selected to serve on the Board and as the chair of the Company’s Audit Committee because of his proven leadership and experience as a senior-level executive, his particular knowledge of public companies, including reporting, compliance and financial markets related thereto, his finance management and legal expertise, his former position as a public company chief financial officer and over 30 years of experience in the life sciences sector.

Family Relationships

There are no family relationships between the officers and directors of the company.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years, been involved in any legal proceedings which are required to be disclosed pursuant to the rules and regulations of the SEC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2024. During fiscal year ended December 31, 2024, each of Messrs. Finizio, Sapirstein, Freitag, Park, Glover, and Wolfe and Ms. Cashmere filed one late Form 4 with respect to one transaction.

To our knowledge, based solely on a review of the reports filed electronically with the SEC during the Company’s most recent fiscal year and, where applicable, written representations that no other reports were required, we believe that all other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with in a timely manner during fiscal year ended December 31, 2024.

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

Director Nominations

No material changes have been made to the procedures by which stockholders may recommend nominees to our board of directors.

Audit Committee

The audit committee consists of Gregory Freitag, serving as the chairperson, Robert G. Finizio, and James Sapirstein. Our board of directors has determined that each member of the audit committee qualifies as an independent director under applicable Nasdaq Listing Rules meets the independence requirements of Rule 10A-3 under the Exchange Act, and Mr. Frietag qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in any proxy statement or prospectus required to be filed by the Company under the rules and regulations of the SEC and to assist our board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements; (2) compliance with legal and regulatory requirements; (3) the Company’s independent registered public accounting firm’s qualifications and independence; (4) the performance of the Company’s internal audit function, if any; and (5) the performance of the Company’s independent registered public accounting firm. Our board of directors has adopted a written charter for the audit committee, which is available free of charge on our corporate website (www.zyversa.com).

Insider Trading Policies

The Company has an Insider Trading Policy that prohibit directors and employees from engaging in short sales of the Company’s securities; purchases or sales of puts, calls, or other derivative securities based on the Company’s securities; or purchases of financial instruments (including prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or offset any decrease in the market value of Company securities.

Our Insider Trading Policy also prohibits directors and employees from purchasing Company securities on margin, borrowing against Company securities held in a margin account, or pledging Company securities as collateral for a loan, subject to an exception for pledging Company securities as collateral for a loan (other than a margin loan) if the director or employee clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities and upon approval by our Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our principal executive officer and certain other executive officers in 2024 and 2023 for services rendered in all capacities to us and our subsidiaries during 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total Compensation ($)

Stephen C. Glover	2024	550,000	-	-	550,000
Co-Founder, Chief Executive Officer, President and Chairman	2023	550,000	225,000	218,217	993,217

Peter Wolfe	2024	395,000	-	-	395,000
Chief Financial Officer and Secretary	2023	395,000	82,500	95,859	573,359

Pablo A. Guzman, M.D.	2024	350,000	-	-	350,000
Chief Medical Officer and Senior Vice President of Medical Affairs	2023	320,833	-	185,367	506,200

(1)	The amounts reported represent the aggregate grant date fair value of the stock options awarded under our 2022 Omnibus Equity Incentive Plan and 2014 Equity Incentive Plan in the years ended December 31, 2024 and December 31, 2023 respectively, calculated in accordance with FASB ASC Topic 718. See Note 9 to our financial statements for the assumptions used in calculating the grant date fair value.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Stephen C. Glover

Effective September 13, 2022, we entered into an executive employment agreement with Stephen C. Glover (the “Glover Agreement”), which provides that Mr. Glover’s employment is conditioned upon, among other things, his agreement and execution of a Proprietary Information & Restrictive Covenant Agreement.

Under the terms of the Glover Employment Agreement, Mr. Glover serves as our Chairman, President, and Chief Executive Officer and receives a base salary of $550,000 annually, subject to our standard payroll practices. Mr. Glover’s base salary and future increases in compensation are subject to periodic review and approval by the board of directors. In addition, Mr. Glover is eligible to receive an annual performance-based cash bonus of up to fifty-five percent (55%) of Mr. Glover’s base salary, the exact amount of which is subject to review and determination by the board of directors, based upon Mr. Glover’s achievement of certain performance goals. Mr. Glover’s receipt of an annual bonus is also contingent upon Mr. Glover’s continued employment with us at the time such bonus is to be paid, otherwise the annual bonus is forfeited. In addition, pursuant to the terms of the Glover Employment Agreement, Mr. Glover may be eligible for certain grants of equity awards of our common stock, subject to vesting and other terms and conditions of our equity plan to which the award is granted and an agreement to be provided by us and entered into with Mr. Glover. Mr. Glover is also eligible to participate on the same basis as similarly situated employees in our benefit plans in effect from time during his employment.

Pursuant to the Glover Employment Agreement, we may terminate Mr. Glover’s employment at any time without Cause (as that term is defined in the New Glover Agreement) upon 10 days’ advance written notice to Mr. Glover. Provided Mr. Glover has not previously been notified of our intention to terminate his employment, Mr. Glover may resign from his employment with us for Good Reason (as that term is defined in the Glover Employment Agreement) upon 60 days’ advance written notice to us, upon which notice we have 30 days to cure the conditions that Mr. Glover considers to be Good Reason, subject to certain conditions set forth in the Glover Employment Agreement.

If Mr. Glover resigns for Good Reason or Mr. Glover’s employment is terminated without Cause, and, in each case, such resignation or termination constitutes a Separation from Service (as defined in the Glover Employment Agreement), then Mr. Glover shall be entitled to receive the Accrued Obligations (as defined in the Glover Employment Agreement) and, subject to Mr. Glover’s compliance with his obligations under the Glover Employment Agreement, the following severance benefits: (i) payment of an amount equal to Mr. Glover’s then current base salary for 24 months, paid in equal instalments; (ii) payment of an amount equal to any unpaid bonus earned for the year preceding Mr. Glover’s Separation from Service; (iii) payment of an amount equal to the greater of (A) the bonus paid for the performance year ending prior to Mr. Glover’s Separation from Service, and (B) the bonus that Mr. Glover would have earned for the performance year in which such Separation from Service occurs, in each case prorated for the period of Mr. Glover’s employment through the Separation of Service date; (iv) immediate vesting of any equity awards issued to Mr. Glover that are outstanding as of the date of Mr. Glover’s Separation of Service; and (iv) provided that Mr. Glover timely elects continued group health plan coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), reimbursement for certain COBRA health benefits for up to 18 months, subject in each case to the terms and conditions of the Glover Employment Agreement and applicable laws and regulations.

Notwithstanding the above, if we (or any surviving or acquiring corporation) terminate Mr. Glover’s employment without Cause or Mr. Glover resigns for Good Reason within 90 days before and 24 months following the effective date of a Change of Control (as defined in the Glover Employment Agreement), then Mr. Glover will be entitled to receive the Accrued Obligations and, subject to Mr. Glover’s compliance with his obligations under the Glover Employment Agreement, the same severance benefits that Mr. Glover would receive if he had resigned for Good Reason or his employment terminated without Cause, except that Mr. Glover will receive a bonus in an amount equal to fifty-five percent (55%) of Mr. Glover’s base salary in lieu of the amount set forth in (iii) in the above paragraph; provided however, that if the Change in Control is a change in ownership of a corporation, a change in the effective control of a corporation, or a change in ownership of a substantial portion of a corporation’s assets, the cumulative amount of the severance payments payable (or remaining payable) for such termination or resignation shall be paid in a single lump sum on or within 30 days following such Change in Control.

Pursuant to the Glover Employment Agreement, we may terminate Mr. Glover’s employment at any time for Cause upon 10 days’ advance written notice to Mr. Glover. In the event Mr. Glover’s employment is terminated at any time for Cause, Mr. Glover will not receive any severance compensation or benefits, except that, pursuant to our standard payroll policies, we shall pay to Mr. Glover the Accrued Obligations. Mr. Glover may resign from his employment with us at any time upon not less than 30 days’ advance written notice to us of such resignation. In the event Mr. Glover resigns from employment with us for any reason (other than a resignation for Good Reason), Mr. Glover will not receive any severance compensation or benefits, except that we shall pay and provide the Accrued Obligations.

Mr. Glover’s entitlement to receive certain severance benefits is conditioned upon, among other things, his obligation to sign and deliver an effective Release (as that term is defined in the New Glover Agreement) in a form acceptable to us by the 60th day following such termination or such earlier date as set forth in the Release.

Peter Wolfe

Effective as of September 13, 2022, we entered into an executive employment agreement with Peter Wolfe (the “Wolfe Employment Agreement”) which , provides that Mr. Wolfe’s employment is conditioned upon, among other things, his agreement and execution of a Proprietary Information & Restrictive Covenant Agreement.

Under the terms of the Wolfe Employment Agreement, Mr. Wolfe serves as our Chief Financial Officer and receives a base salary of $395,000 annually, subject to our standard payroll practices. Mr. Wolfe’s base salary and future increases in compensation are subject to periodic review and approval by the board of directors. In addition, Mr. Wolfe is eligible to receive an annual performance-based cash bonus of up to forty percent (40%) of Mr. Wolfe’s base salary, the exact amount of which is subject to review and determination by the board of directors, based upon Mr. Wolfe’s achievement of certain performance goals. Mr. Wolfe’s receipt of an annual bonus is also contingent upon Mr. Wolfe’s continued employment with us at the time such bonus is to be paid, otherwise the annual bonus is forfeited. In addition, pursuant to the terms of the Wolfe Employment Agreement, Mr. Wolfe may be eligible for certain grants of equity awards of our common stock, subject to vesting and other terms and conditions of our equity plan to which the award is granted and an agreement to be provided by us and entered into with Mr. Wolfe. Mr. Wolfe is also eligible to participate on the same basis as similarly situated employees in our benefit plans in effect from time during his employment.

Pursuant to the Wolfe Employment Agreement, we may terminate Mr. Wolfe’s employment at any time without Cause (as that term is defined in the Wolfe Employment Agreement) upon written notice to Mr. Wolfe. Provided Mr. Wolfe has not previously been notified of our intention to terminate his employment, Mr. Wolfe may resign from his employment with us for Good Reason (as that term is defined in the Wolfe Employment Agreement) upon 30 days’ advance written notice to us, upon which notice we have 30 days to cure the conditions that Mr. Wolfe considers to be Good Reason, subject to certain conditions set forth in the Wolfe Employment Agreement

If Mr. Wolfe resigns for Good Reason or Mr. Wolfe’s employment is terminated without Cause, and, in each case, such resignation or termination constitutes a Separation from Service (as defined in the Wolfe Employment Agreement), then Mr. Wolfe shall be entitled to receive the Accrued Obligations (as defined in the Wolfe Employment Agreement) and, subject to Mr. Wolfe’s compliance with his obligations under the Wolfe Employment Agreement, the following severance benefits: (i) payment of an amount equal to Mr. Wolfe’s then current base salary for 12 months paid in equal instalments; (ii) payment of an amount equal to any unpaid bonus earned for the year preceding Mr. Wolfe’s Separation from Services; and (iii) provided that Mr. Wolfe timely elects continued group health plan coverage under COBRA, reimbursement for certain COBRA health benefits for up to 12 months, subject in each case to the terms and conditions of the Wolfe Employment Agreement and applicable laws and regulations.

Notwithstanding the above, if we (or any surviving or acquiring corporation) terminate Mr. Wolfe’s employment without Cause or Mr. Wolfe resigns for Good Reason within 90 days before and 24 months following the effective date of a Change of Control (as defined in the Wolfe Employment Agreement), then Mr. Wolfe will be entitled to receive the Accrued Obligations and, subject to Mr. Wolfe’s compliance with his obligations under the Wolfe Employment Agreement, the same severance benefits that Mr. Wolfe would receive if he had resigned for Good Reason or his employment terminated without Cause; provided, however, that if the Change in Control is a change in ownership of a corporation, a change in the effective control of a corporation, or a change in ownership of a substantial portion of a corporation’s assets, the cumulative amount of the severance payments payable (or remaining payable) for such termination shall be paid in a single lump sum on or within 30 days following such Change in Control. In addition, Mr. Wolfe will be entitled to (i) receive a bonus equal to forty percent (40%) of Mr. Wolfe’s then base salary, and (ii) an immediate vesting of any equity awards issued to Mr. Wolfe that are outstanding as of the closing of such Change in Control, provided that they are assumed or continued (in accordance with their terms) by the surviving entity in such Change in Control.

Pursuant to the Wolfe Employment Agreement, we may terminate Mr. Wolfe’s employment at any time for Cause upon a 10 days’ advance written notice to Mr. Wolfe. In the event Mr. Wolfe’s employment is terminated at any time for Cause, Mr. Wolfe will not receive any severance compensation or benefits, except that, pursuant to our standard payroll policies, we shall pay to Mr. Wolfe the Accrued Obligations. Mr. Wolfe may resign from his employment with us at any time upon not less than 30 days’ advance written notice to us of such resignation. In the event Mr. Wolfe resigns from employment with us for any reason (other than a resignation for Good Reason), Mr. Wolfe will not receive or any severance compensation or benefits, except that we shall pay and provide the Accrued Obligations.

Mr. Wolfe’s entitlement to receive certain severance benefits is conditioned upon, among other things, his obligation to sign and deliver an effective Release (as that term is defined in the Wolfe Employment Agreement) in a form acceptable to us by the 60th day following such termination or such earlier date as set forth in the Release.

Pablo A. Guzman, M.D.

On January 26, 2023, we entered into an executive employment agreement with Dr. Pablo Guzman (the “Guzman Employment Agreement”), which provided that Dr. Guzman’s employment is conditioned upon, among other things, his agreement and execution of a Proprietary Information & Restrictive Covenant Agreement.

Under the terms of the Guzman Employment Agreement, Dr. Guzman serves as our Chief Medical Officer and Senior Vice President of Medical Affairs and receives a base salary of $350,000 annually, subject to our standard payroll practices. Dr. Guzman’s base salary and future increases in compensation are subject to periodic review and approval by the board of directors. In addition, Dr. Guzman is eligible to receive an annual performance-based cash bonus of up to thirty percent (30%) of Dr. Guzman’s base salary, the exact amount of which is subject to review and determination by the board of directors, based upon Dr. Guzman’s achievement of certain performance goals. Dr. Guzman’s receipt of an annual bonus is also contingent upon Dr. Guzman’s continued employment with us at the time such bonus is to be paid, otherwise the annual bonus is forfeited. In addition, pursuant to the terms of the Guzman Employment Agreement, Dr. Guzman may be eligible for certain grants of equity awards of our common stock, subject to vesting and other terms and conditions of our equity plan to which the award is granted and an agreement to be provided by us and entered into with Dr. Guzman. Dr. Guzman is also eligible to participate on the same basis as similarly situated employees in our benefit plans in effect from time during his employment.

Pursuant to the Guzman Employment Agreement, we may terminate Dr. Guzman’s employment at any time without Cause (as that term is defined in the Guzman Employment Agreement) upon a 10 days’ advance written notice to Dr. Guzman. Provided Dr. Guzman has not previously been notified of our intention to terminate his employment, Dr. Guzman may resign from his employment with us for Good Reason (as that term is defined in the Guzman Employment Agreement) upon 30 days written notice to us, upon which notice we have 30 days to cure the conditions that Dr. Guzman considers to be Good Reason, subject to certain conditions set forth in the Guzman Employment Agreement.

If Dr. Guzman resigns for Good Reason or his employment is terminated without Cause and, in each case, such resignation or termination constitutes a Separation from Service (as defined in the Guzman Employment Agreement), then Dr. Guzman shall be entitled to receive the Accrued Obligations (as that term is defined in the Guzman Employment Agreement), and subject to Dr. Guzman’s compliance with his obligations under the Guzman Employment Agreement, the following severance benefits: (i) an amount equal to Dr. Guzman’s then current base salary for 12 months paid in equal installments; (ii) an amount equal to any unpaid bonus earned for the year preceding Dr. Guzman’s Separation from Services; and (iii) provided that Mr. Guzman timely elects continued group health plan coverage under COBRA reimbursement for certain COBRA health benefits for up to 12 months, subject in each case to the terms and conditions of the Guzman Employment Agreement and applicable laws and regulations.

Notwithstanding the above, if we (or any surviving or acquiring corporation) terminate Dr. Guzman’s employment without Cause or Dr. Guzman resigns for Good Reason within 90 days before and 24 months following the effective date of a Change of Control (as defined in the Guzman Employment Agreement), then Dr. Guzman will be entitled to receive the Accrued Obligations and, subject to Dr. Guzman’s compliance with his obligations under the Guzman Employment Agreement, the same severance benefits that Mr. Guzman would receive if he had resigned for Good Reason or his employment terminated without Cause; provided, however, that if the Change in Control is a change in ownership of a corporation, a change in the effective control of a corporation, or a change in ownership of a substantial portion of a corporation’s assets, the cumulative amount of the severance payments payable (or remaining payable) for such termination shall be paid in a single lump sum on or within 30 days following such Change in Control. In addition, Dr. Guzman will be entitled to (i) receive a bonus equal to thirty percent (30%) of Dr. Guzman’s then base salary, and (ii) an immediate vesting of any equity awards issued to Dr. Guzman that are outstanding as of the closing of such Change in Control, provided that they are assumed or continued (in accordance with their terms) by the surviving entity in such Change in Control.

Pursuant to the Guzman Employment Agreement, we may terminate Dr. Guzman’s employment at any time for Cause upon a 10 days’ advance written notice to Dr. Guzman. In the event Dr. Guzman’s employment is terminated at any time for Cause, Dr. Guzman will not receive any severance compensation or benefits, except that, pursuant to our standard payroll policies, we shall pay to Dr. Guzman the Accrued Obligations. Dr. Guzman may resign from his employment with us at any time upon not less than 30 days’ advance written notice to us of such resignation. In the event Dr. Guzman resigns from employment with us for any reason (other than a resignation for Good Reason), Dr. Guzman will not receive any severance compensation or benefits, except that we shall pay and provide the Accrued Obligations.

Dr. Guzman’s entitlement to receive certain severance benefits is conditioned upon, among other things, his obligation to sign and deliver an effective Release (as that term is defined in the Guzman Employment Agreement) in a form acceptable to us by the 60th day following such termination or such earlier date as set forth in the Release.

Outstanding Equity Awards at Fiscal Year-End 2024

	Option Awards (1)
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Stephen C. Glover	10/28/2016	483	(2)	-		1,760.50	10/28/2026
Co-Founder, Chief Executive Officer,	4/2/2019	757	(4)	-		4,053.00	4/2/2029
President and Chairman	2/8/2021	361	(4)	-		5,726.00	2/8/2031
	2/3/2022	152	(4)	75	(4)	5,726.00	2/3/2032
	5/24/2023	543	(4)	1,084	(4)	152.50	5/24/2033

Peter Wolfe	10/21/2015	29	(4)	-		1,760.50	10/20/2025
Chief Financial Officer and Secretary	10/30/2017	29	(3)	-		1,760.50	10/30/2027
	4/2/2019	114	(4)	-		4,053.00	4/2/2029
	2/8/2021	63	(4)	-		5,726.00	2/8/2031
	1/28/2022	42	(4)	21	(4)	5,726.00	1/28/2032
	5/24/2023	239	(4)	476	(4)	152.50	5/24/2033

Pablo A. Guzman, M.D.	1/15/2015	9	(2)	-		1,760.50	1/14/2025
Chief Medical Officer and	3/1/2015	29	(4)	-		1,760.50	4/8/2025
Senior Vice President of Medical Affairs	4/2/2019	57	(4)	-		4,053.00	4/1/2029
	10/31/2020	32	(2)	-		5,726.00	10/31/2030
	12/31/2020	9	(2)	-		5,726.00	12/31/2030
	3/31/2021	13	(2)	-		5,726.00	3/31/2031
	6/30/2021	13	(2)	-		5,726.00	6/30/2031
	9/30/2021	13	(2)	-		5,726.00	9/30/2031
	12/31/2021	13	(2)	-		5,726.00	12/31/2031
	3/31/2022	13	(2)	-		5,726.00	3/31/2032
	6/30/2022	13	(2)	-		3,965.50	6/30/2032
	1/27/2023	96	(4)	190	(4)	738.50	1/27/2033

(1)	All of the outstanding stock option awards issued prior to January 1, 2023 were granted under the ZyVersa 2014 Stock Plan (the “2014 Plan”), and those issued thereafter under the ZyVersa 2022 Omnibus Equity Incentive Plan (the “2022 Plan”)
(2)	The shares underlying each option immediately vested on the applicable grant date.
(3)	One-third of the shares underlying each option vested on the grant date and the remaining vest in equal annual installments over two years from the applicable grant date.
(4)	The shares underlying each option vested or will vest in equal annual installments over three years from the applicable grant date, subject to continuous service with the Company on each such date.

Non-Employee Director Compensation

The Board sets non-employee director compensation which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of our common stock to further align their interests with those of our stockholders. In 2024, each non-employee director of the Company was eligible to receive an annual fee of $40,000 as a member of the Board and an additional fee of (a) $7,500 for Compensation Committee members, (b) $15,000 for the Chairman of the Compensation Committee, (c) $4,000 for Corporate Governance Committee members, (d) $8,000 for the Chairman of the Corporate Governance Committee, (e) $8,000 for Audit Committee members, and (f) $18,500 for the Chairman of the Audit Committee.

The following table sets forth the compensation earned by all non-employee directors during the fiscal year ended December 31, 2024:

Name	Fees earned or paid in cash (1) ($)	Option awards ($)	Total ($)

Gregory Freitag	62,500	-	62,500
James Sapirstein	63,500	-	63,500
Robert Finizio	63,000	-	63,000
Min Chul Park	51,500	-	51,500

(1)	All fees earned or paid in cash are included in accounts payable on the balance sheet of the consolidated financial statements included herein.

Actual fees earned or paid in cash, which are prorated for the amount of days on each of the committees in 2024, are as follows:

Mr. Freitag earned $40,000 as a member of the Board, $18,500 as the Chairman of the Audit Committee, and $4,000 as a member of the Nominating and Corporate Governance Committee.

Mr. Sapirstein earned $40,000 as a member of the Board, $7,500 as a member of the Compensation Committee, $8,000 as the Chairman of the Nominating and Corporate Governance Committee, and $8,000 as a member of the Audit Committee.

Mr. Finizio earned $40,000 as a member of the Board, $15,000 as the Chairman of the Compensation Committee, and $8,000 as a member of the Audit Committee.

Dr. Park earned $40,000 as a member of the Board, $7,500 as a member of the Compensation Committee, and $4,000 as a member of the Nominating and Corporate Governance Committee.

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

2022 Omnibus Equity Incentive Plan

The ZyVersa Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) became effective upon the consummation of the Business Combination on December 12, 2022. The purpose of the 2022 Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in the development and financial success of the Company and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2022 Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries. On October 29, 2024, our board of directors and stockholders approved an amendment and restatement of the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 181,795 shares.

The following table provides information as of December 31, 2024 with respect to our compensation plans under which equity compensation is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	9,288	(2)	$2,301.04	177,638
Equity compensation plans not approved by security holders	-		$-	-
Total	9,288		$2,301.04	177,638

(1)	Includes the 2014 Plan, which we assumed in the 2024 Business Combination, and the 2022 Plan.
(2)	Includes 5,131 and 4,157 shares of common stock issuable upon exercise of outstanding options pursuant to the 2014 Equity Incentive Plan and 2022 Omnibus Equity Incentive Plan, respectively, as of December 31, 2024.
(3)	The 2022 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on the first day of January each calendar year during the term of the 2022 Plan by an amount equal to 4% of the number of shares outstanding on December 31, 2024.

Security Ownership of Certain Beneficial Owners and Management [To be completed closer to filing]

The following table sets forth beneficial ownership of our Common Stock as of March 20, 2025 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 20, 2025. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 20, 2025 or subject to restricted stock units that vest within 60 days of March 20, 2025 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

The beneficial ownership of our Common Stock is based on 2,568,191 shares of Common Stock issued and outstanding as of March 20, 2025.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and executive officers
Stephen C. Glover(1)	4,423	*
Min Chul Park, Ph.D.(2)	159	*
Robert G. Finizio(3)	216	*
Peter Wolfe(4)	715	*
Karen Cashmere(5)	459	*
Pablo A. Guzman, M.D(6)	468	*
James Sapirstein(7)	44	*
Gregory Freitag(8)	44	*
All directors and executive officers as a group (8 individuals)	6,528	*
Other 5% beneficial owners
Armistice Capital Master Fund Ltd.(9)	285,037	9.99%

*	Indicates beneficial ownership of less than 1%.

(1)	Includes 1,821 shares of Common Stock held by Stephen C. Glover and affiliates, consisting of (i) 1,308 shares of Common Stock held of record by Stephen C. Glover; (ii) 126 shares of Common Stock held of record by MedicaRx Inc.; (iii) 245 shares of common stock held of record by Asclepius Life Sciences Fund, LP; and (iv) 142 shares of Common Stock held of record by Asclepius Master Fund, LTD. The amount also includes options and warrants that are exercisable as of or within 60 days of March 20, 2025 for 2,370 and 232, respectively, shares of Common Stock. Mr. Glover is the managing director of MedicaRx Inc., the managing director of Asclepius Master Fund, LTD, and the managing member of Asclepius Life Sciences Fund, LP.

(2)	Represents options that are exercisable as of or within 60 days of March 20, 2025 for 159 shares of Common Stock.

(3)	Represents options that are exercisable as of or within 60 days of March 20, 2025 for 216 shares of Common Stock.

(4)	Represents: (i) 127 shares of Common Stock; and (ii) options and warrants that are exercisable as of or within 60 days of March 20, 2025 for 536 and 52, respectively, shares of common stock.

(5)	Represents options that are exercisable as of or within 60 days of March 20, 2025 for 459 shares of Common Stock.

(6)	Represents: (i) 76 shares of Common Stock; and (ii) options and warrants that are exercisable as of or within 60 days of March 20, 2025 for 366 and 26, respectively, shares of Common Stock.

(7)	Represents options that are exercisable as of or within 60 days of March 20, 2025 for 44 shares of common stock

(8)	Represents options that are exercisable as of or within 60 days of March 20, 2025 for 44 shares of common stock

(9)	Represents 285,037 shares of Common Stock issuable upon exercise of pre-funded warrants, but excludes 1,820,228 shares of Common Stock underlying such pre-funded warrants that are not currently exercisable as a result of a 9.99% beneficial ownership limitation blocker contained in such warrants. Also excludes warrants to purchase 3,062,465 shares of Common Stock, which become exercisable upon receipt of stockholder approval. The securities are held of record by Armistice Capital Master Fund Ltd. Steve Boyd is the CIO of Armistice Capital, LLC and has sole voting and dispositive power over the securities held by Armistice Capital Master Fund Ltd. The business address for Armistice Capital Master Fund Ltd.is 510 Madison Avenue, 7th Floor, New York NY 10022

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

Director Independence

Our board of directors undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Robert G. Finizio, Min Chul Park, Ph.D., James Sapirstein, and Gregory Freitag, representing four (4) of our five (5) directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the Nasdaq. In addition, all members of the audit committee, compensation committee, and nominating and corporate governance committee of our board of directors satisfy the independence standards for such committees established by the SEC and Nasdaq.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Type of Fees	2024	2023

Audit Fees (1)(2)	$290,775	$848,160
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees	-	-
Total	$290,775	$848,160

(1)	Audit fees are fees for professional services rendered in connection with the audit of our consolidated financial statements, statutory filings and registration statements, review of interim financial statements, the review of documents filed with the SEC, comfort letters, consents and certain accounting and consultations in connection with the audits.
(2)	Audit fees for the years ended December 31, 2024 and 2023 include professional fees incurred by Ernst and Young of $56,775 and $663,160, respectively, and Marcum of $234,000 and $185,000, respectively.
(3)	Audit-related fees are fees for services related to accounting consultation and compliance with regulatory requirements and are not reported under “Audit Fees”.
(4)	Tax fees are for services related to tax compliance, tax planning and tax advice. These services included annual U.S. federal and state compliance and preparation of related tax returns and reports.

Pre-Approval Policies and Procedures

The audit committee has the authority and responsibility to pre-approve all audit, review, and non-audit services (including any internal control-related services) to be provided to us or our subsidiaries by the independent auditor. The audit committee may also establish pre-approval policies and procedures in compliance with applicable SEC rules. The pre-approval of services may be delegated to subcommittees of the audit committee consisting of one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

All services rendered by EY and Marcum for the year ended December 31, 2023, and by Marcum for the year ended December 31, 2024, were pre-approved in accordance with the procedures set forth above.

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

(3) Exhibits [TH to supplement the exhibit list in the next draft]

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description
2.1+	Business Combination Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp., Larkspur Merger Sub Inc., Stephen Glover and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2023).
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2024).
3.3	Second Amended and Restated Bylaws of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.4	Certificate of Designation relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.5	Certificate of Designation relating to the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.1	Specimen Class A Common Stock Certificate of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.2	Form of Warrant issued by the Company in connection with the Public Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).

4.3	Form of Warrant issued by the Company in connection with the Private Placement Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.4	Form of Warrant issued by the Company to each PIPE Investor (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.5	Form of Bridge Warrant issued by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.6	Form of Warrant pursuant to License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.7	Form of Warrant pursuant to License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed with the SEC on July 7, 2023).
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Amendment No. 2 to Form S-1 Registration Statement, filed with the SEC on July 7, 2023).
4.12	Warrant Amendment (incorporated by reference to Exhibit 4.8.1 to the Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, filed with the SEC on July 26, 2023).
4.13	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report to Form 8-K filed with the SEC on September 14, 2023).
4.14	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.15	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.16	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.17	Form of Series A-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).
4.18	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).
4.19	Form of Series A-2 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
4.20	Description of the Company’s Securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).
10.1+†	License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.2+†	License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.3+†	First Amendment to License Agreement, dated January 9, 2020, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.4	Second Amendment to Waiver of Certain Rights under License Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).
10.5	Amendment and Restatement Agreement, by and between L&F Research LLC and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 3, 2023).
10.6#	ZyVersa Therapeutics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.7#	Amended and Restated ZyVersa Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024).
10.8#	Form of Incentive Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Form S-4 filed with the SEC on September 27, 2022).

10.9#	Form of Restricted Stock Unit Award Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.2 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.10#	Form of Non-Qualified Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.3 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.11#	Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.12#	Amendment to Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.13#	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.14#	Executive Employment Agreement, by and between the Company and Stephen Glover (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.15#	Executive Employment Agreement, by and between the Company and Karen A. Cashmere (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.16#	Executive Employment Agreement, by and between the Company and Peter Wolfe (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.17#	Executive Employment Agreement by and between the Company and Pablo Guzman, M.D. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2023).
10.18	Inducement Letter, dated August 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).
10.19	Financial Advisory Agreement, dated August 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on August 1, 2024).
10.20	Inducement Letter, dated November 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
10.21	Financial Advisory Agreement, dated November 5, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
19.1*	Insider Trading Policies and Procedures.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
23.1*	Consent of Marcum LLP
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 15, 2024).
101.INS	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

#	Management contract or compensatory plan or arrangement.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
†	Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon its request.
*	Filed herewith.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZYVERSA THERAPEUTICS, INC.

Date: March 27, 2025	/s/ Stephen C. Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2025	/s/ Peter Wolfe
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

Signature	Title	Date

/s/ Stephen C. Glover	Chief Executive Officer, President and Chairman	March 27, 2025
Stephen C. Glover	(Principal Executive Officer)

/s/ Peter Wolfe	Chief Financial Officer and Secretary	March 27, 2025
Peter Wolfe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert G. Finizio	Director	March 27, 2025
Robert G. Finizio

/s/ Min Chul Park, Ph.D.	Director	March 27, 2025
Min Chul Park, Ph.D.

/s/ James Sapirstein	Director	March 27, 2025
James Sapirstein

/s/ Gregory Frietag	Director	March 27, 2025
Gregory Frietag

ZYVERSA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ZyVersa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Zyversa Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023 the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2023

New York, NY,

March 27, 2025

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

Assets
Current Assets:
Cash	$1,530,924	$3,137,674
Prepaid expenses and other current assets	184,873	215,459
Total Current Assets	1,715,797	3,353,133
Equipment, net	-	6,933
In-process research and development	18,647,903	18,647,903
Vendor deposit	178,476	98,476
Deferred offering costs	57,238	-
Operating lease right-of-use asset	-	7,839
Total Assets	$20,599,414	$22,114,284

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$9,337,267	$8,431,583
Accrued expenses and other current liabilities	1,894,041	1,754,533
Operating lease liability	-	8,656
Total Current Liabilities	11,231,308	10,194,772
Deferred tax liability	851,659	844,914
Total Liabilities	12,082,967	11,039,686

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of December 31, 2024 and 2023	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of December 31, 2024 and 2023	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 2,508,198 and 405,212 shares issued at December 31, 2024 and 2023, respectively, and 2,508,191 and 402,205 shares outstanding as of December 31, 2024 and 2023	251	40
Additional paid-in-capital	121,155,922	114,300,849
Accumulated deficit	(112,632,559)	(103,219,124)
Treasury stock, at cost, 7 shares at December 31, 2024 and 2023	(7,168)	(7,168)
Total Stockholders’ Equity	8,516,447	11,074,598
Total Liabilities and Stockholders’ Equity	$20,599,414	$22,114,284

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023

Operating Expenses:
Research and development	$1,779,275	$3,207,573
General and administrative	7,357,559	11,213,201
Impairment of in-process research and development	-	81,438,426
Impairment of goodwill	-	11,895,033
Total Operating Expenses	9,136,834	107,754,233
Loss From Operations	(9,136,834)	(107,754,233)

Other (Income) Expense:
Interest (income) expense	269,856	(457)

Pre-Tax Loss	(9,406,690)	(107,753,776)
Income tax (provision) benefit	(6,745)	9,455,830
Net Loss	(9,413,435)	(98,297,946)
Deemed dividend to preferred stockholders	-	(7,948,209)
Net Loss Attributable to Common Stockholders	$(9,413,435)	$(106,246,155)

Net Loss Per Share
- Basic and Diluted	$(8.48)	$(1,089.70)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	1,110,033	97,500

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Years Ended December 31, 2024 and 2023
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2022	8,635	$1	5,062	$1	25,760	$3	-	$-	$104,584,170	$(4,921,178)	$99,662,997
Reclassification of formerly redeemable common stock	-	-	-	-	188	-	-	-	331,331	-	331,331
Issuance of common stock pursuant to vendor agreements	-	-	-	-	10,457	-	-	-	671,621	-	671,620
Registration costs associated with preferred stock issuance	-	-	-	-	-	-	-	-	(5,500)	-	(5,500)
Registered equity offerings [1]	-	-	-	-	80,776	8	-	-	15,723,900	-	15,723,908
Redemption of Series A Preferred Stock	(8,550)	(1)	-	-	-	-	-	-	(10,295,048)	-	(10,295,049)
Conversion of Series A Preferred Stock into common stock	(35)	-	-	-	50	-	-	-	-	-	-
Shares issued as consideration for extension of lock-up period	-	-	-	-	8,698	1	-	-	1,156,777	-	1,156,778
Treasury stock acquired, at cost	-	-	-	-	-	-	(7)	(7,168)	-	-	(7,168)
Warrant modification	-	-	-	-	-	-	-	-	181,891	-	181,891
Exercise of pre-funded warrants	-	-	-	-	255,557	26	-	-	1,100	-	1,126
Warrant inducement offer - exercise proceeds [2]	-	-	-	-	20,346	2	-	-	757,644	-	757,647
Round up share adjustment due to reverse split	-	-	-	-	3,380	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	1,192,963	-	1,192,963
Net loss	-	-	-	-	-	-	-	-	-	(98,297,946)	(98,297,946)
Balance - December 31, 2023	50	-	5,062	1	405,212	40	(7)	(7,168)	114,300,849	(103,219,124)	11,074,598
Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants	-	-	-	-	131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	60,000	6	-	-	196,764	-	196,770
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	705,567	-	705,567
Warrant inducement offer - exercise proceeds [3]	-	-	-	-	1,057,800	106	-	-	(894,631)	-	(894,525)
Warrant modification	-	-	-	-	-	-	-	-	3,033,284	-	3,033,284
At the market stock issuance [4]	-	-	-	-	564,495	57	-	-	1,142,245	-	1,142,302
Shelf registration equity issuance costs	-	-	-	-	-	-	-	-	(614)	-	(614)
Net loss	-	-	-	-	-	-	-	-	-	(9,413,435)	(9,413,435)
Balance - December 31, 2024	50	$-	5,062	$1	2,508,198	$251	(7)	$(7,168)	$121,155,922	$(112,632,559)	$8,516,447

[1]	Includes gross proceeds of $18,114,193 less issuance costs of $2,390,285
[2]	Includes gross proceeds of $966,349 less issuance costs of $208,702
[3]	Includes gross proceeds of $2,514,088 less issuance costs of $3,408,613
[4]	Includes gross proceeds of $1,354,404 less issuance costs of $212,102

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENT OF CASHFLOWS

	For the Years Ended
	December 31,
	2024	2023

Cash Flows From Operating Activities:
Net loss	$(9,413,435)	$(98,297,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	-	81,438,426
Impairment of goodwill	-	11,895,033
Stock-based compensation	705,567	1,192,963
Issuance of common stock pursuant to vendor agreements	196,770	671,620
Shares issued as consideration for extension of lock-up period	-	1,156,778
Depreciation of fixed assets	6,933	10,400
Non-cash rent expense	7,839	90,532
Deferred tax provision (benefit)	6,745	(9,479,069)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	30,586	56,547
Vendor deposits	(80,000)	136,524
Deferred offering costs	97,877	-
Accounts payable	750,569	2,405,938
Operating lease liability	(8,656)	(100,100)
Accrued expenses and other current liabilities	139,508	101,535
Net Cash Used In Operating Activities	(7,559,697)	(8,720,819)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock in public offering	-	18,114,193
Registration and issuance costs associated with common stock issuance	(588,045)	(2,417,095)
Redemption of Series A Preferred Stock	-	(10,695,611)
Purchase of treasury stock	-	(7,168)
Exercise of pre-funded warrants	-	1,126
Exercise of warrants	2,672,500	-
Warrant inducement offer - exercise proceeds	2,514,088	966,349
At the market issuance of stock proceeds	1,354,404	-
Registration and issuance costs associated with preferred stock issuance	-	(5,500)
Net Cash Provided By Financing Activities	5,952,947	5,956,294

Net Decrease in Cash	(1,606,750)	(2,764,525)

Cash - Beginning of Year	3,137,674	5,902,199

Cash - End of Year	$1,530,924	$3,137,674

Non-Cash Investing and Financing Activities:
Reclassification of formerly redeemable common stock	$-	$331,331
Accounts payable for deferred offering costs	$17,075	$44,892
Warrant modification - incremental value	$-	$181,891
Warrant inducement offer - incremental value	$3,033,284	$134,591

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Going Concern and Management’s Plans

As of December 31, 2024, the Company had cash of approximately $1.5 million and a working capital deficit of approximately $9.5 million. During the year ended December 31, 2024, the Company incurred a net loss of approximately $9.4 million and used cash in operations of approximately $7.6 million. The Company has an accumulated deficit of approximately $112.6 million as of December 31, 2024.

The Company has incurred losses each year since its inception and has a net working capital deficiency as of December 31, 2024. Based upon the cash on hand as of the date the financials were issued, the Company expects that the cash it currently has available will not fund its operations for 12 months from the issuance date of the financial statements. As a result, the Company will be required to raise additional funds through equity or debt financing, and there can be no assurance that it will be successful in securing additional capital. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the 2023 Reverse Split and the 2024 Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented. See Note 9 – Stockholders’ Permanent and Temporary Equity – Reverse Stock Split.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2024 and 2023, the Company had no cash equivalents.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining whether a quantitative assessment is required, the Company will evaluate relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount, the entity would perform the quantitative impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the quantitative impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight- line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which is 5 years. For the years ended on December 31, 2024 and 2023, equipment consisted of $52,000 of medical equipment, placed in service on September 1, 2019, less accumulated depreciation of $52,000 and $45,067 as of December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized depreciation expense of $6,933 and $10,400, respectively. Depreciation expense was included in general and administrative expenses in the statements of operations for all periods.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Stock Options and Warrants

The Company has computed the fair value of stock options and warrants granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. Common stock is being valued using the market approach using the trading prices of the common stock on the Nasdaq Capital Market. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The expected term used for warrants is the contractual life. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company did not have a public trading history for the common shares to support its historical volatility calculations until December 13, 2022. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of five comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	For the Years Ended
	December 31,
	2024	2023

Warrants [1]	1,747,093	903,274
Options	9,612	10,243
Series A convertible preferred stock	72	72
Series B convertible preferred stock	2,067	2,067
Total potentially dilutive shares	1,758,844	915,657

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported. See Note 8 - Commitments and Contingencies - License Agreements for details.

Vendor Concentration

As of December 31, 2024 and 2023, accounts payable to one vendor accounted for 56% and 59%, respectively, of the accounts payable related to research and development. The Company relies on this vendor to perform critical research and development.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, this ASU did not have any material effects on the Company’s financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). This update requires an entity to disclose more detailed information regarding expenses for the entity. The amendments require that at each interim and the annual reporting period, the entity must disclose amounts related to purchases of inventory, employee compensation, depreciation, and intangible asset amortization. Including the amounts, the entity is required to disclose and qualitative description of the amounts remaining in relevant expense captions, and to disclose the total amount of selling expenses and the definition of selling expenses. The amendments in this update should be applied prospectively to financial statements issued for reporting periods, and retrospectively to any prior periods presented in the financials. Although early adoption is permitted, the new guidance becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Intangible Assets and Goodwill

Goodwill and in-process research and development (“IPR&D”) were recorded in connection with the business combination. This IPR&D originally represented the current fair value of the IPR&D assets acquired. IPR&D recorded for book purposes is considered an indefinite-lived intangible asset until the completion or the abandonment of the research and development efforts.

Management reviewed the goodwill and IPR&D for impairment in accordance with its accounting policies. As a result of the Company’s analysis, during the year ended December 31, 2023, the Company fully impaired its $11.9 million of goodwill and also recorded an $81.4 million impairment charge for its other indefinite-lived intangible assets, namely the IPR&D. There was no impairment for the year ended December 31, 2024.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Accrued Expenses and Other Current Liabilities

As of December 31, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

	For the Years Ended
	December 31,
	2024	2023

L&F milestone payment liability	$-	$500,000
Payroll accrual	1,039,338	668,803
Other accrued expenses	310,942	41,969
Bonus accrual	536,500	536,500
Registration delay liability [1]	7,261	7,261
Total accrued expenses and other current liabilities	$1,894,041	$1,754,533

[1]	See Note 9 – “Stockholders’ Permanent and Temporary Equity – Effectiveness Failure” for details of the registration delay liability.

Note 7 – Income Taxes

The Company is subject to United States federal and state income taxes.

The provision for income taxes consists of the following (benefits) provisions:

	For the Years Ended
	December 31,
	2024	2023

Current tax benefit:
Federal	$-	$-
State	-	23,240
	-	23,240

Deferred tax benefit:
Federal	(1,688,265)	(19,104,800)
State	(164,376)	(4,468,170)
	(1,852,641)	(23,572,970)
Change in valuation allowance	1,859,386	14,093,900
Provision for income taxes	$6,745	$(9,455,830)

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the Federal statutory rate as follows:

	For the Years Ended
	December 31,
	2024	2023

Federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	3.0%	3.8%
Permanent items	0.0%	(2.8)%
Stock-based compensation	(3.2)%	0.0%
Effect of change in state rate	0.2%	(0.1)%
Prior period adjustments and other	(1.3)%	0.0%
Change in valuation allowance	(19.8)%	(13.1)%
Other	0.0%	0.0%
Effective income tax rate	(0.1)%	8.8%

Deferred tax assets and liabilities consist of the following:

	As of December 31,
	2024	2023

Net operating loss carryforwards	$12,544,318	$9,974,075
Stock-based compensation expense	3,155,058	3,258,463
Capitalized research and development costs	1,753,207	2,182,104
Capitalized start-up costs	781,342	1,033,504
Capitalized licensing costs	609,669	647,489
Capitalized patents	392,691	351,721
Warrants	135,319	134,341
Accrued payroll	394,406	299,487
Contributions carryforward	2,878	2,857
Operating lease liability	-	2,151
Deferred tax assets	19,768,888	17,886,192
Valuation allowance	(15,953,288)	(14,093,900)
	3,815,600	3,792,292

Operating lease right-of-use asset	-	(1,948)
In-process research and development	(4,667,259)	(4,633,535)
Fixed assets	-	(1,723)
Deferred tax liabilities	(4,667,259)	(4,637,206)

Deferred tax assets, net	$(851,659)	$(844,914)

On December 31, 2024 and 2023, the Company had approximately $51,987,494 and $41,465,440 Federal net loss (“NOL”) carryforwards, respectively, and $37,444,050 and $30,035,239 of State NOLs, respectively.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No tax audits were commenced or were in process during the years ended December 31, 2024 and 2023 and no tax related interest or penalties were incurred during those years. The Company’s tax returns beginning with the year ended December 31, 2021 remain subject to examination.

Note 8 – Commitments and Contingencies

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $992,176 and $162,800, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice included miscellaneous unsupported charges performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing the interest and unsupported charges and has requested the vendor to rescind each of them. The Company received additional invoices, dated July 31, 2024 thru December 31, 2024, which included $268,972 of interest for those same periods. Although the Company has requested the vendor to rescind the retroactive interest on invoices, the Company believes that in accordance with the agreement, the vendor can legally charge the Company interest from the point they were notified. As such, the Company included the calculated interest from July 1, 2024 to December 31, 2024 of $268,972 within accrued expenses and other current liabilities on the consolidated balance sheet at December 31, 2024. The vendor also updated certain interest calculations such that, at December 31, 2024, the vendors interest claim that has not been accrued by the Company is $924,627.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The license agreement contains an up-front cash payment of $200,000 (paid and recognized as research and development expense in 2015), $21.5 million in aggregate milestone cash payments (the Company will recognize expense associated with the milestone cash payments when such milestones become probable of being achieved; $1,500,000 of expense was recognized during 2020 (of which, $500,000 was originally due and payable in 2021) related to the U.S. Food and Drug Administration (“FDA”) acceptance of an investigational new drug application as well as commencement of Phase 2a clinical trials; the next milestone of $2,500,000 is earned upon a positive end of Phase 2 meeting with the FDA), royalties ranging from 5%-10% on sales of the product when it comes to market (the Company will recognize royalty expense if and when sales occur; none recognized to-date) and warrants to purchase an aggregate of 500 shares of common stock at an exercise price of $1,760.50 per share that were issued in 2015 with a grant date fair value of $766,384 that become exercisable for a period of five years from the date of achievement of specified milestones (a warrant to purchase 200 shares of common stock was exercisable upon its issuance in 2015 and, accordingly, the Company recognized its grant date fair value of $306,411 during 2015 as research and development expense with a corresponding credit to additional paid-in capital and was subsequently exercised on December 13, 2020; the Company will recognize expense associated with the remaining warrants when it is probable that the associated performance conditions will be achieved; a warrant to purchase 100 shares of common stock became exercisable in January 2020 upon the FDA acceptance of an investigational new drug application for a compound or product, as defined, at which time the Company recognized expense equal to the grant date fair value of $153,324; warrants to purchase 200 shares of common stock were not exercisable as of December 31, 2024 as the milestones were not achieved). For the consideration above that has yet to have been expensed or paid, the Company will recognize associated expense when such items become both probable of being achieved and such value is estimable.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

InflamaCORE

On April 18, 2019, the Company entered into a license agreement with InflamaCORE, LLC (“InflamaCORE”) whereby InflamaCORE agreed to grant the Company an exclusive license to the InflamaCORE Program Technology for the development and commercialization of IC 100, for the treatment of inflammation. The term of the license agreement shall commence on the effective date and, unless earlier terminated in accordance with the terms of the agreement, continue until the expiration of the last-to-expire of all royalty payment obligations of licensee. In conjunction with this license agreement, InflamaCORE entered into an agreement with the University of Miami to aggregate all of the intellectual property and technology developed by InflamaCORE scientists, who are all employees of the University of Miami, under the InflamaCORE umbrella. The term of the agreement shall commence on the effective date and shall remain in effect until the later of (a) the date on which all issued patents and filed patent applications within the patent rights have expired or been abandoned and no royalties are due or (b) twenty (20) years, unless earlier terminated in accordance with the terms of the agreement. The two agreements were executed with the understanding that ZyVersa will further develop the intellectual property and technology under the license agreement.

In consideration for the license, the Company agreed to pay an up-front fee to InflamaCORE in the amount of $346,321 to cover the patent cost reimbursement to the University of Miami. InflamaCORE is also entitled to six milestone payments totaling $22,500,000 (the first milestone payment of $200,000 is triggered by the submission of an investigational new drug application for the first indication of a therapeutic licensed product). ZyVersa is required to pay sales royalties to InflamaCORE between 5% and 10%, which expire upon the latest of: (a) expiration of the last-to-expire of a patent or (b) expiration of regulatory exclusivity, as defined in the agreement. ZyVersa is required to pay sales royalties to the University of Miami between 3% and 6%. Finally, InflamaCORE received five-year warrants to purchase an aggregate of 568 shares of common stock, of which, a warrant to purchase 227 shares of common stock, with an issue date fair value of $815,822, which was recorded as research and development expenses, was issued at the execution of the agreement at an exercise price of $4,053.00 per share and the remaining warrants to purchase 341 shares of common stock are to be issued at a price per share equal to the fair value of the common stock at the time of issuance upon the satisfaction of certain milestones, unless the Company closes an initial public offering (“IPO”), defined as the initial public offering of the Predecessor’s Common Stock or other equity securities, at which point all warrants will be issued. If the Company completes its IPO within the three-year period immediately prior to the expiration date, the expiration date shall automatically be extended until the third anniversary of the effective date of the Company’s IPO. The Company determined that the Business Combination didn’t meet the definition of an IPO. The University of Miami also received 114 shares of common stock, with a grant date fair value of $460,000, which was recorded as research and development expenses, under the agreement. As of December 31, 2024, the Successor did not pay or owe any royalties, the performance milestones associated with the cash payments and issuance of warrants were not achieved and the Company did not accrue for any payments or issue the remaining warrants associated with the license agreement.

Operating Leases

On January 18, 2019, the Company entered into a lease agreement for approximately 3,500 square feet of office space in Weston, Florida for a term of five years. Under the lease agreement, the annual base rent, which excludes the Company’s share of taxes and operating costs, was approximately $89,000 for the first year and has increased approximately 3% every year thereafter for a total base rent lease commitment of approximately $497,000. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064. On January 9, 2025, the Company extended the lease for an additional year for a total base rent lease commitment of approximately $120,819. The Company used the short-term lease practical expedient which permits the Company to not capitalize leases with a term equal to or less than 12 months.

The Company recognized rent expense in connection with its operating lease for the year ended December 31, 2024 and 2023 of $170,022 and $154,841, respectively.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Years Ended
	December 31,
	2024	2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$8,656	$100,099

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$-	$-

Weighted average remaining lease term
Operating leases	-	0.08 years

Weighted average discount rate
Operating leases	-	6.5%

Note 9 – Stockholders’ Permanent and Temporary Equity

Reverse Stock Split

On December 4, 2023 and April 25, 2024, the Company effected the 2023 Reverse Split and 2024 Reverse Split, respectively. See Note 3 – Summary of Significant Accounting Policies, Basis of Presentation and Principles of Consolidation for additional details.

Authorized Capital

The Company was authorized to issue 110,000,000 shares of common stock, par value of $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. The holders of the common stock are entitled to one vote per share.

Effective November 30, 2023, the Company amended its certificate of incorporation to increase the authorized shares of common stock from 110,000,000 to 250,000,000.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2022 Omnibus Equity Incentive Plan

The Company is authorized to issue awards under the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), as amended on October 31, 2023 and October 29, 2024. Under the 2022 Plan, 181,795 shares of common stock are authorized for issuance as of December 31, 2024. The number of shares of common stock available for issuance under the 2022 Plan shall automatically increase on the first trading day of January each calendar year during the term of the 2022 Plan, beginning with calendar year 2023, by an amount equal to four percent (4%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2022 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2024, there were 177,638 shares available for future issuance under the 2022 Plan.

On January 1, 2025, the total number of shares under the 2022 Omnibus Equity Incentive Plan automatically increased to 282,122.

Common Stock

On June 5, 2023, the Company issued 8,698 shares of common stock valued at $1.2 million to certain investors in a private placement (including to certain members of the Company’s sponsor) in exchange for increasing the duration of their lockup period until July 31, 2023 with respect to an aggregate of 5,651 shares of common stock underlying all securities of the Company held by such investors. The $1,156,778 fair value of the common stock issued was recorded in general and administrative expense in the Statement of Operations during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company entered into marketing agreements with three vendors in which the Company issued an aggregate of 10,457 shares of common stock and cash in exchange for marketing services. The fair value of the common stock was established as a prepaid expense and the Company is recognizing $574,800 of the expense over the six month term of one of the contracts, $30,400 of the expense over the twelve month term of the second contract, and $66,420 over the six month term of the final contract.

During the year ended December 31, 2024, the Company entered into marketing agreements with three vendors in which the Company issued an aggregate of 60,000 shares of common stock in exchange for marketing services. The fair value of the common stock was established as a prepaid expense and the Company is recognizing $79,200 of the expense over the six month term of one of the contracts, $48,570 of the expense over the six month term of the second contract, and $69,000 of the expense over the three month term of the third contract.

Registered Equity Offerings

On April 28, 2023, the Company completed a registered offering of 31,473 shares of common stock and warrants to purchase 31,473 shares of common stock for gross proceeds of $11.0 million (the “April 2023 Offering”). Each share of common stock was sold together with a five-year warrant to purchase one share of common stock at an exercise price of $350.00 per share, which was exercisable upon issuance. The Company determined that the warrant should be equity-classified, primarily because it is indexed to the Company’s own stock and it met the requirements for equity classification. Accordingly, because both the common stock and the warrant are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. Total issuance costs were $1,184,482 including $440,620 placement fees, $455,332 of legal fees, $259,774 of accounting and professional service costs related to the offering, and $28,756 of other costs.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 26, 2023, the Company completed a registered offering of 9,303 shares of common stock, pre-funded warrants (the “July 2023 Pre-Funded Warrants”) to purchase 27,061 shares of common stock and common warrants (the “July 2023 Warrants”) to purchase 36,364 shares of common stock at a combined public offering price of $57.75 per share (less $0.04 for each July 2023 Pre-Funded Warrant) which resulted in gross proceeds of $2.1 million (the “July 2023 Offering”). The July Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all July 2023 Pre-Funded Warrants are exercised in full, and have an exercise price of $0.04 per share. The July 2023 Warrants are exercisable immediately for a term of five years and have an exercise price of $57.75 per share. The Company determined that both warrants should be equity-classified, primarily because they are indexed to the Company’s own stock and they met the requirements for equity classification. Accordingly, because the common stock and both warrants are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. Total issuance costs were $523,115 including $125,943 of placement fees, $236,091 of legal fees, $87,037 of accounting and professional service costs related to the offering, $26,744 of other costs, and $47,300 incremental fair value of the modified warrants as compared to the original warrants (see Stock Warrants below).

On December 11, 2023, the Company completed a registered offering of 40,000 shares of common stock, pre-funded warrants (the “December 2023 Pre-Funded Warrants”) to purchase 360,000 shares of common stock, Series A common warrants (the “December 2023 Series A Warrants”) to purchase 400,000 shares of common stock, and Series B common warrants (the “December 2023 Series B Warrants”) to purchase 400,000 shares of common stock at a combined public offering price of $12.50 per share (less $0.001 for each December 2023 Pre-Funded Warrant) which resulted in gross proceeds of $5.0 million (the “December 2023 Offering”). The December 2023 Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all Pre-Funded Warrants are exercised in full, and have an exercise price of $0.001 per share. The December 2023 Series A Warrants are exercisable immediately for a term of five years and have an exercise price of $12.50 per share. The December 2023 Series B Warrants are exercisable immediately for a term of 18-months and have an exercise price of $12.50 per share. The Company determined that all warrants should be equity-classified, primarily because they are indexed to the Company’s own stock and they met the requirements for equity classification. Accordingly, because the common stock and warrants are equity-classified, it wasn’t necessary to allocate the proceeds or the issuance costs to the respective securities. Total issuance costs were $653,514 including $299,978 of placement fees, $232,336 of legal fees, $94,325 of accounting and professional service costs related to the offering, and $26,875 of other costs.

At-The-Market Offering

In October and November 2024, the Company received approximately $1.35 million in gross proceeds from the sale of 564,495 shares of its common stock pursuant to its ATM Agreement with A.G.P. for its “at-the-market” facility.

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

On December 12, 2022, the Company closed on the Business Combination whereby the 331,331 shares of Predecessor common stock subject to the Put Option were exchanged for 188 shares of Successor common stock at a price of $1762.80 per share. The put option has the practical effect of making the underlying shares of Successor common stock redeemable. As a result, they were classified as temporary equity on the December 31, 2022 balance sheet.

On March 29, 2023, the Company forgave $351,579 in aggregate principal amount outstanding on the L&F Note and paid $648,421 of cash to L&F, thus meeting the conditions of Waiver A. L&F’s put option expired upon meeting the Waiver A conditions, which resulted in a reclassification of 188 shares of Successor common stock and $331,331 classified as temporary equity to permanent equity.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Series A Preferred Stock Financing

In connection with the Business Combination, the Company sold 8,635 shares of Series A Preferred Stock and five-year warrants to purchase 2,465 shares of common stock at an exercise price of $4,025.00 per share (the “PIPE Warrants”), to certain purchasers at a price of $1,000 per share for net proceeds of $8,635,000 (the “PIPE” financing).

The Series A Preferred Stock is convertible, at the option of the holder, at any time into a number of shares of common stock equal to the face value divided by the conversion price then in effect (initially $3,500.00). In addition, for five years following the issuance of the Series A Preferred Stock, the conversion price is automatically adjusted to the greater of (a) $700.00; and (b) the lowest price of any subsequent offerings of securities at a price less than the conversion price.

The conversion price also resets at both 90 days and 150 days following the effectiveness of the registration of the Series A Preferred Stock (each a “Commencement Date”) to the greater of (a) $700.00; and (b) 85% of the lowest of the ten consecutive daily volume-weighted average prices commencing on, and including, each Commencement Date.

The Series A Preferred stockholders have no voting rights and dividends will only be paid on an as-converted basis when, and if paid to common stockholders. In the event of any liquidation, dissolution or winding up of the Company, each Series A Preferred stockholder shall be entitled to be paid out of the assets of the Company legally available for distribution, the stated value of their holdings, plus any accrued and unpaid dividends. The balance of any proceeds shall be distributed to Series A Preferred stockholders on an as-converted basis pari passu with the Company common stockholders.

The Series A Preferred Stock is not redeemable at the election of the holder and, therefore, it is classified as permanent equity. However, subject to the holder’s right to elect to convert, the Company has the right to redeem the Series A Preferred Stock anytime at 120% of the face value. The Company determined that the embedded conversion options were clearly and closely related to the preferred stock host and, therefore, the embedded conversion options need not be bifurcated. However, if the conversion price is reset in connection with a subsequent issuance of securities, the Company will need to assess the accounting for the price reset. Due to the Company’s adoption of ASU 2020-06 on January 1, 2021, it wasn’t necessary to assess the embedded conversion options for a beneficial conversion feature.

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

On August 3, 2023, the Company entered into a redemption agreement and release with an investor which resulted in the Company, on August 4, 2023, redeeming 150 of the 200 remaining shares of Series A Convertible Preferred Stock and warrants to purchase 247 shares of common stock at an exercise price of $20.00 per share for a cash payment of $230,000. The Company recognized an $32,373 deemed dividend during the year ended December 31, 2023, as a result of the extinguishment accounting associated with the redemption.

As a result of the April 2023 Offering, (a) the exercise price of the Series A Warrants to purchase 2,465 shares of common stock at an exercise price of $4,025.00 per share that were issued to participants in the original PIPE financing had the exercise price reset to its floor price of $700.00 per share, while becoming exercisable for 14,186 shares of common stock (which resulted in the recognition of a $1.4 million deemed dividend); and (b) the remaining 235 shares of Series A Preferred Stock had their $3,500.00 original conversion price reset to the floor conversion price of $700.00 per share of common stock (which resulted in the recognition of a $37,000 deemed dividend).

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following the triggering of the down round provision, the holders of 35 shares of Series A Preferred Stock converted into 50 shares of common stock at the new conversion price of $700.00 per share.

Preferred Series B Issuance

In connection with the Business Combination, the Company issued 5,062 shares of Series B Preferred Stock to certain vendors that provided services to the Company at a price of $1,000 per share in exchange for the satisfaction of $5,062,000 of Company liabilities.

The Series B Preferred Stock is convertible, at the option of the holder, at any time into a number of shares of common stock equal to the face value divided by the conversion price then in effect (initially $3,500.00). In addition, for five years following the issuance of the Series B Preferred Stock, the conversion price is automatically adjusted to the greater of (a) $2,450.00; and (b) the lowest price of any subsequent offerings of securities at a price less than the conversion price.

The conversion price also resets at 150 days following the effectiveness of the registration of the Series B Preferred Stock (each a “Commencement Date”) to the greater of (a) $2,450.00; and (b) the lowest of the five consecutive daily volume-weighted average prices commencing on, and including, the Commencement Date.

The Series B Preferred stockholders have no voting rights and dividends will only be paid on an as-converted basis when, and if paid to common stockholders. In the event of any liquidation, dissolution or winding up of the Company each Series B Preferred stockholder shall be entitled to be paid out of the assets of the Company legally available for distribution, the stated value of their holdings, plus any accrued and unpaid dividends. The balance of any proceeds shall be distributed to Series B Preferred stockholders on an as-converted basis pari passu with the Company common stockholders.

The Series B Preferred Stock is not redeemable and, therefore, it is classified as permanent equity. The Company determined that the embedded conversion options were clearly and closely related to the preferred stock host and, therefore, the embedded conversion options need not be bifurcated. However, if the conversion price is reset in connection with a subsequent issuance of securities, the Company will need to assess the accounting for the price reset. Due to the Company’s adoption of ASU 2020-06 on January 1, 2021, it wasn’t necessary to assess the embedded conversion options for a beneficial conversion feature.

As a result of the April 2023 Offering, the $3,500.00 original conversion price of the 5,062 shares of Series B Preferred Stock issued in connection with the Business Combination reset to its floor price of $2,450.00 per share of common stock (which resulted in the recognition of a $0.1 million deemed dividend).

Stock-Based Compensation

For the year ended December 31, 2024, the Company recorded stock-based compensation expense of $705,567 (of which, $61,789 was included in research and development and $643,778 was included in general and administrative expense) related to options issued to employees and consultants. As of December 31, 2024, there was $321,893 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.3 years.

For the year ended December 31, 2023, the Company recorded stock-based compensation expense of $1,192,963 (of which, $132,767 was included in research and development and $1,060,196 was included in general and administrative expense) related to options issued to employees and consultants.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The grant date fair value of stock options granted during the years ended December 31, 2024 and December 31, 2023 was determined using the Black Scholes method, with the following assumptions used:

	For the Years Ended
	December 31,
	2024	2023

Fair value of common stock on date of grant	N/A	$152.50 - $791.00
Risk free interest rate	N/A	3.53% - 4.27%
Expected term (years)	N/A	5.00 - 6.00
Expected volatility	N/A	120% - 123%
Expected dividends	N/A	0.00%

A summary of the option activity for the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number Of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2024	10,243	$2,218.51
Granted	-	-
Exercised	-	-
Expired	(631)	1,760.50
Outstanding, December 31, 2024	9,612	$2,248.58	6.3	$-

Exercisable, December 31, 2024	6,770	$2,991.15	5.4	$-

The following table presents information related to stock options as of December 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number Of	Remaining Life	Number Of
Price	Options	In Years	Options

$152.50	4,157	8.4	1,674
$738.50	286	8.1	96
$791.00	38	8.2	13
$1,760.50	1,279	1.9	1,279
$3,965.50	37	7.5	37
$4,053.00	2,095	4.3	2,095
$5,726.00	1,720	6.4	1,576
	9,612	5.4	6,770

Stock Warrants

On July 26, 2023, in connection with the July 2023 Offering (see Registered Equity Offerings above), the Company amended the exercise price of certain warrants to purchase 3,938 shares of common stock for three investors from $350.00 to $57.75 per share and the expiration date was modified from April 28, 2028 to July 28, 2028. The $47,300 incremental fair value of the modified warrants as compared to the original warrants was recognized as an additional issuance cost of the July 2023 Offering.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 2, August 8 and September 8, 2023, a July 2023 Offering investor exercised pre-funded warrants to purchase an aggregate of 27,057 shares of common stock at an exercise price of $0.04 per share for total proceeds of $947.

Between September 13 and September 18, 2023, the Company initiated a limited time program, which at the election of the warrant holder, would permit them to immediately exercise their July 2023 Warrants at a reduced exercise price of $47.50 per share and they would also be granted new 5.5-year warrants to purchase an equal number of shares of common stock at an exercise price of $47.50 per share. The new warrants are not exercisable for the first six months. Under the program, warrants to purchase an aggregate of 20,347 shares of common stock were exercised on September 14, 2023 for gross proceeds of $966,400 less total issuance costs of $208,702. Issuance costs include placement agent fees of $57,980, legal costs of $16,131, and warrant modification costs of $134,591. Because the modification represented a short-term inducement, modification accounting was only performed on the warrants that were actually exercised under the program. The Company recognized the $134,591 modification date incremental value of the modified warrants and additional warrants issued as compared to the original warrants, as an issuance cost of the warrant exercise.

Between February 26, 2024 and March 6, 2024, investors in the registered offering completed on December 11, 2023 (the “December 2023 Offering”) exercised warrants to purchase 213,800 shares of common stock at an exercise price of $12.50 per share for total proceeds of $2,672,500.

Between January 17 and February 23, 2024, a December 2023 Offering investor exercised pre-funded warrants to purchase 131,500 shares of common stock on a cashless basis and received 131,481 shares of common stock at an exercise price of $0.001 per share.

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

On November 5, 2024, the Company initiated a limited time program, which was immediately accepted by the warrant holder, that permitted the holder to exercise 339,900 of its December 2023 and 478,600 of its August 2024 Common Stock Purchase warrants at a reduced exercise price of $2.06 per share from $12.50 and $3.46 per share, respectively. New warrants were granted to purchase 1,637,000 shares of common stock at an exercise price of $2.06 per share with an exercise term of 5 years from stockholder approval. Under the program, the warrant holders submitted exercise notices and the related aggregate cash exercise price to purchase an aggregate of 818,500 shares of common stock on November 5, 2024 for gross proceeds of $1,686,110. Issuance costs include financial advisor fees of $110,000, reimbursement to the financial advisor for non-accountable fees of $10,000, legal and other fees of $75,187, and warrant modification costs of $2,786,372. Because the Existing Warrants and the shares issued in connection with their exercise were equity classified, and because the Reload Warrants are equity classified, and because the Existing Warrant modification was in connection with an equity financing transaction to raise capital, the Company recognized the $2,786,372 modification date incremental value of the modified warrants and additional warrants issued as compared to the original warrants, as an issuance cost of the warrant exercise.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The issuance date fair value of stock warrants issued during the years ended December 31, 2024 and 2023 was determined using the Black Scholes method, with the following assumptions used:

For the Years Ended
December 31,
	2024	2023

Fair value of common stock on date of grant	$2.54 - $3.46	$47.50 - $350.00
Risk free interest rate	3.62% - 4.62%	3.51% - 4.42%
Expected term (years)	0.6 - 5.3 years	5 years
Expected volatility	87% - 111%	121% - 123%
Expected dividends	N/A	N/A

A summary of the warrant activity for the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number Of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2024 [1]	903,320	$123.44
Issued	2,115,600	2.38
Forfeited	(227)	4,053.00
Exercised [2]	(1,271,600)	4.08
Repriced - Old [3]	(239,300)	12.50
Repriced - New [3]	239,300	3.46
Repriced - Old [4]	(339,900)	12.50
Repriced - New [4]	339,900	2.06
Repriced - Old [5]	(478,600)	3.46
Repriced - New [5]	478,600	2.06
Outstanding, December 31, 2024	1,747,093	$59.59	5.06	$-

Exercisable, December 31, 2024	109,893	$913.41	3.34	$-

[1]	Warrants outstanding and exercisable exclude 131,500 Pre-Funded Warrants with an exercise price of $0.001.
[2]	Warrants exercised exclude 131,500 December 2023 Pre-Funded Warrants exercised with an exercise price of $0.001.
[3]	Warrants represent the reset of the exercise price of certain December 11, 2023 Series A and Series B warrants to purchase 239,300 shares of common stock to a price of $3.46 per share.
[4]	Warrants represent the reset of the exercise price of certain December 11, 2023 Series A and Series B warrants to purchase 339,900 shares of common stock to a price of $2.06 per share.
[5]	Warrants represent the reset of the exercise price of certain August 1, 2024 Series A-1 and Series B-1 warrants to purchase 478,600 shares of common stock to a price of $2.06 per share.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information related to stock warrants as of December 31, 2024:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number Of	Remaining Life	Number Of
Price	Warrants	In Years	Warrants

$2.06	1,637,000	-	-
$12.50	7,000	2.47	7,000
$47.50	20,347	4.20	20,347
$57.75	19,965	3.52	19,965
$350.00	27,551	3.32	27,551
$700.00	13,944	2.95	13,944
$1,760.50	300	0.02	100
$2,415.00	3,651	2.95	3,651
$4,025.00	17,335	2.95	17,335
	1,747,093	3.34	109,893

Effectiveness Failure

In connection with the Business Combination, the Company conducted the Series A Preferred Stock Financing. On or about February 20, 2023, the Company failed to have the SEC declare a registration statement effective (the “Effectiveness Failure”) which covered the Series A Preferred Stock registrable securities within the time period prescribed by the Securities Purchase Agreement (the “SPA”). The SPA entitles the investors to receive registration delay payments (“Registration Delay Payments”) equal to 1.5% of each investor’s purchase price on the date of the Effectiveness Failure and every thirty days thereafter that the Effectiveness Failure persists. Failure to make the Registration Delay Payments on a timely basis result in the accrual of interest at the rate of 2.0% per month. On April 28, 2023, the proceeds from the April 2023 Offering were used to make most of the Registration Delay Payments and redeem substantially all of the Series A Preferred Stock (see Series A Preferred Stock Financing above). As of December 31, 2024, the Company has accrued additional Registration Delay Payments of approximately $7,261 in the aggregate.

Note 10 – Segment Reporting

The Company has one operating and reporting segment (clinical stage biopharmaceutical), namely, the development of drugs for patients with chronic renal or inflammatory diseases with high unmet medical needs. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the balance sheet as total assets. The Company has not yet generated any revenue from product sales.

Note 11 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as discussed below.

Private Placement

On March 7, 2025, the Company entered into a private placement (the “Private Placement”) with an institutional investor, pursuant to which the Company agreed to sell pre-funded warrants (the “March 2025 Pre-Funded Warrants”) to purchase 2,105,265 shares of common stock and Series A-3 common warrants (the “March 2025 Common Warrants”) to purchase 2,105,265 shares of common stock at a combined purchase price of $0.9499 which resulted in gross proceeds of $2.0 million. In addition, the Company and the investor entered into an amendment to certain November 5, 2024 common share purchase warrants to reduce the exercise price of the warrants to purchase 957,200 shares of common stock from $2.06 per share to $1.00 per share. The March 2025 Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all March 2025 Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The March 2025 Common Warrants are exercisable upon Stockholder Approval for a term of five years following stockholder approval and have an exercise price of $1.00 per share. Issuance costs include financial advisor fees of 6.5% of gross proceeds plus reimbursement of certain non-accountable and other expenses.

