Form 10-Q
period 2025-03-31
ZyVersa Therapeutics, Inc.
filed 2025-05-12
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 7, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 4,773,456.

ZYVERSA THERAPEUTICS, INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets:
Cash	1,611,532	1,530,924
Prepaid expenses and other current assets	498,778	184,873
Total Current Assets	2,110,310	1,715,797

In-process research and development	18,647,903	18,647,903
Vendor deposit	178,476	178,476
Deferred offering costs	48,852	57,238

Total Assets	20,985,541	20,599,414

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	9,604,568	9,337,267
Accrued expenses and other current liabilities	2,398,964	1,894,041
Total Current Liabilities	12,003,532	11,231,308
Deferred tax liability	851,659	851,659
Total Liabilities	12,855,191	12,082,967

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-

Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1

Common stock, $0.0001 par value, 250,000,000 shares authorized;2,568,198 and 2,508,198 shares issued as of March 31, 2025 and December 31, 2024, respectively, and 2,568,191 and 2,508,191 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	257	251
Additional paid-in-capital	123,026,749	121,155,922
Accumulated deficit	(114,889,489)	(112,632,559)
Treasury stock, at cost, 7 shares at March 31, 2025 and December 31, 2024,	(7,168)	(7,168)
Total Stockholders’ Equity	8,130,350	8,516,447

Total Liabilities and Stockholders’ Equity	20,985,541	20,599,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating Expenses:
Research and development	$258,876	$512,937
General and administrative	1,885,695	2,313,699
Total Operating Expenses	2,144,571	2,826,636

Loss From Operations	(2,144,571)	(2,826,636)

Other (Income) Expense:
Interest (income) expense	119,559	101
Change in fair value of equity payable	(7,200)	-

Net Loss	$(2,256,930)	$(2,826,737)

Net Loss Per Share
- Basic and Diluted	$(0.73)	$(4.53)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	3,106,928	623,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three Months Ended March 31, 2025 and 2024

(Unaudited)

	For the Three Months Ended March 31, 2025
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	50	$-	5,062	$1	2,508,198	$251	(7)	$(7,168)	$121,155,922	$(112,632,559)	$8,516,447
											-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	60,000	6	-	-	81,594	-	81,600
Private placement of warrants [1]	-	-	-	-	-	-	-	-	1,663,052	-	1,663,052
Warrant modification	-	-	-	-	-	-	-	-	53,890	-	53,890
Stock-based compensation	-	-	-	-	-	-	-	-	72,291	-	72,291
Net loss	-	-	-	-	-	-	-	-	-	(2,256,930)	(2,256,930)
Balance - March 31, 2025	50	$-	5,062	$1	2,568,198	$257	(7)	$(7,168)	$123,026,749	$(114,889,489)	$8,130,350

	For the Three Months Ended March 31, 2024
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2023	50	$-	5,062	$1	405,212	$40	(7)	$(7,168)	$114,300,849	$(103,219,124)	$11,074,598

Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants	-	-	-	-	131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	9,000	1	-	-	79,199	-	79,200
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	223,573	-	223,573
Net loss	-	-	-	-	-	-	-	-	-	(2,826,737)	(2,826,737)
Balance - March 31, 2024	50	$-	5,062	$1	834,903	$83	(7)	$(7,168)	$117,276,079	$(106,045,861)	$11,223,134

[1]	Includes gross proceeds of $1,999,791 less cash issuance costs of $282,849 and a non-cash warrant modification charge of $53,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(2,256,930)	$(2,826,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	72,291	223,573
Issuance of common stock pursuant to vendor agreements	81,600	79,200
Depreciation of fixed assets	-	2,600
Non-cash rent expense	-	7,839
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(313,905)	(651,017)
Accounts payable	191,445	(303,837)
Deferred offering costs	8,386	-
Operating lease liability	-	(8,656)
Accrued expenses and other current liabilities	445,061	(299,563)

Net Cash Used In Operating Activities	(1,772,052)	(3,776,598)

Cash Flows From Financing Activities:
Exercise of warrants	-	2,672,500
Private placement of warrants	1,999,791	-
Registration and issuance costs associated with warrant issuance	(147,131)	-

Net Cash Provided By Financing Activities	1,852,660	2,672,500

Net Increase / (Decrease) in Cash	80,608	(1,104,098)

Cash - Beginning of Period	1,530,924	3,137,674

Cash - End of Period	$1,611,532	$2,033,576

Supplemental Disclosures of Cash Flow Information:
Warrant modification - incremental value	$53,890	$-
Accounts payable and accrued expenses for private placement costs	$135,718	$-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025.

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

Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the 2024 Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

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

As of March 31, 2025, the Company had cash of approximately $1.6 million and a working capital deficit of approximately $9.9 million. During the three months ended March 31, 2025, the Company incurred a net loss of approximately $2.3 million and used cash in operations of approximately $1.8 million. The Company has an accumulated deficit of approximately $114.9 million as of March 31, 2025.

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

Note 3 – Summary of Significant Accounting Policies

Since the date the Company’s December 31, 2024 financial statements were issued in its 2024 Annual Report on Form 10-K, there have been no material changes to the Company’s significant accounting policies.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

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

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of vested common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the weighted average number of common and dilutive common-equivalent shares outstanding during each period. The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(2,256,930)	$(2,826,737)

Denominator (weighted average quantities):
Common shares outstanding	2,545,524	623,600
Add: Prefunded warrants	561,404	-
Denominator for basic and diluted net loss per share	3,106,928	623,600

Basic and Diluted Net Loss per Common Share	$(0.73)	$(4.53)

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	For the Three Months Ended
	March 31,
	2025	2024
Warrants [1]	3,852,258	689,520
Options	9,603	10,243
Series A Convertible Preferred Stock	72	72
Series B Convertible Preferred Stock	2,067	2,067
Total potentially dilutive shares	3,864,000	701,902

[1]	As per of the InflamaCORE, LLC licence agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported. See Note 6- Commitments and Contingencies -License Agreements for details.

Segment Reporting

The Company has one operating and reporting segment (clinical stage biopharmaceutical), namely, the development of drugs for patients with chronic renal or inflammatory diseases with high unmet medical needs. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the condensed consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company has not yet generated any revenue from product sales.

Vendor Concentration

As of March 31, 2025 and December 31, 2024, accounts payable to one vendor accounted for 55% and 56%, respectively, related to research and development. The Company relies on this vendor to perform critical research and development.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its financial statements.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

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

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024

Payroll accrual	$1,101,584	$1,039,338
Bonus accrual	726,938	536,500
Interest accrual	388,450	268,972
Other accrued expenses	111,831	41,970
Accrued issuable equity	62,900	-
Registration delay liability	7,261	7,261
Total accrued expenses and other current liabilities	$2,398,964	$1,894,041

Note 5 – Income Taxes

The tax provisions for the three months ended March 31, 2025 and 2024 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0.00% and 0.00% for the three months ended March 31, 2025 and 2024, because the Company has significant net deferred tax assets, including those associated with net operating losses, that are subject to a full valuation allowance

Note 6 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $992,176 and $162,800, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice included miscellaneous unsupported charges performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing the interest and unsupported charges and has requested the vendor to rescind each of them. Although the Company has requested the vendor to rescind the retroactive interest on invoices, the Company believes that in accordance with the agreement, the vendor can legally charge the Company interest from the point they were notified of the vendor’s intent to charge interest. As such, the Company included the calculated interest from July 1, 2024 to March 31, 2025 of $388,450 within accrued expenses and other current liabilities on the condensed consolidated balance sheet at March 31, 2025. The vendor also updated certain interest calculations such that, at March 31, 2025, the vendors interest claim that has not been accrued by the Company is $941,074.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

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

The Company recognized rent expense in connection with its operating lease for the three months ended March 31, 2025 and 2024 of $44,196 and $22,047, respectively.

Note 7 – Stockholders’ Equity

Common Stock

On March 20, 2025, the Company entered into a marketing agreement with a vendor in which the Company issued 100,000 shares of common stock and cash in exchange for digital marketing services. The fair value of the common stock was established as a prepaid expense and the Company is recognizing $70,100 of the expense over the three-month term of the contract. As of March 31, 2025, the Company had not yet issued the 100,000 shares of common stock and therefore classified the fair value of the common stock as accrued issuable equity within accrued expenses and other current liabilities on the condensed consolidated balance sheet using the market value of $62,900 on March 31, 2025.

On April 11, 2025, the Company issued the 100,000 shares of common stock to the vendor.

Stock-Based Compensation

For the three months ended March 31, 2025 the Company recorded stock-based compensation expense of $72,291 (of which, $15,447 was included in research and development and $56,844 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended March 31, 2024 the Company recorded stock-based compensation expense of $223,573 (of which, $15,447 was included in research and development and $208,126 was included in general and administrative expense) related to options issued to employees and consultants. As of March 31, 2025 there was $249,602 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.1 years.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Stock Options

A summary of the option activity for the three months ended March 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2025	9,612	$2,248.58
Granted	-	-
Exercised	-	-
Expired	(9)	1,760.50
Outstanding, March 31, 2025	9,603	$2,249.04	6.0	$-

Exercisable, March 31, 2025	7,013	$3,014.29	5.3	$-

The following table presents information related to stock options as of March 31, 2025:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$152.50	4,157	8.1	1,674
$738.50	286	7.8	191
$791.00	38	7.9	26
$1,760.50	1,270	1.7	1,270
$3,965.50	37	7.2	37
$4,053.00	2,095	4.0	2,095
$5,726.00	1,720	6.2	1,720
	9,603	5.3	7,013

Stock Warrants

On March 7, 2025, the Company closed on a private placement (the “Private Placement”) with an institutional investor, pursuant to which the Company sold pre-funded warrants (the “March 2025 Pre-Funded Warrants”) to purchase 2,105,265 shares of common stock and Series A-3 common warrants (the “March 2025 Common Warrants”) to purchase 2,105,265 shares of common stock at a combined purchase price of $0.9499 which resulted in gross proceeds of approximately $2.0 million. In addition, the Company and the investor entered into an amendment to certain November 5, 2024 common share purchase warrants to reduce the exercise price of certain outstanding warrants to purchase 957,200 shares of common stock from $2.06 per share to $1.00 per share. The $53,890 incremental fair value of the modified warrants as compared to the original warrants was recognized as an additional issuance cost of the Private Placement. The March 2025 Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all March 2025 Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. The March 2025 Common Warrants are exercisable upon Stockholder Approval for a term of five years following stockholder approval and have an exercise price of $1.00 per share. Total cash issuance costs were $282,849 including $199,863 of placement fees, $56,844 of legal fees, and $26,142 of other costs.

The modification date fair value of warrants modified during the three months ended March 31, 2025 and 2024 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended
	March 31,
	2025	2024
Fair value of common stock on date of grant	$0.98	n/a
Risk free interest rate	4.09%	n/a
Expected term (years)	5.3 years	n/a
Expected volatility	125%	n/a
Expected dividends	0.00%	n/a

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the warrant activity for the three months ended March 31, 2025, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2025	1,747,093	$59.59
Issued[1]	2,105,265	1.00
Repriced - Old [2]	(957,200)	2.06
Repriced - New [2]	957,200	1.00
Forfeited	-	-
Exercised	-	-
Outstanding, March 31, 2025[1]	3,852,258	$27.26	5.06	$-

Exercisable, March 31, 2025[1]	1,746,793	$58.71	4.99	$-

[1]	Warrants issued, outstanding, and exercisable exclude 2,105,265 March 2025 Pre-Funded Warrants with an exercise price of $0.0001.

[2]	Warrants represent the reset of the exercise price of certain November 2024 warrants to purchase 957,200 shares of common stock from $2.06 to $1.00 per share.

The following table presents information related to stock warrants as of March 31, 2025:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.00	3,062,465	5.19	957,200
$2.06	679,800	5.19	679,800
$12.50	7,000	2.22	7,000
$47.50	20,347	3.95	20,347
$57.75	19,965	3.27	19,965
$350.00	27,551	3.08	27,551
$700.00	13,944	2.70	13,944
$1,760.50	200	-	-
$2,415.00	3,651	2.70	3,651
$4,025.00	17,335	2.70	17,335
	3,852,258	4.99	1,746,793

Note 8 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as discussed below.

Stock Warrants

Subsequent to March 31, 2025, the Private Placement investor exercised 2,105,265 pre-funded warrants to purchase 2,105,265 shares of common stock at an exercise price of $0.0001 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company,” “we,” “us” or “our”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Business Overview

We are a clinical stage specialty biopharmaceutical company leveraging advanced proprietary technologies to develop first-in-class drugs for patients with renal or inflammatory diseases with high unmet medical needs.

Our lead renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HβCD”), is in development to treat multiple renal indications. Our lead anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal IgG4 antibody targeting ASC in development to treat multiple inflammatory diseases.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $2.3 million for the period from January 1, 2025 through March 31, 2025, compared to $2.8 million for the period from January 1, 2024 through March 31, 2024. As of March 31, 2025, we had an accumulated deficit of approximately $114.9 million and cash of $1.6 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Results of Operations

As we continue to explore commercial opportunities and partners in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to day, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials, services and other components associated with the development of our product candidates and manufacturing capabilities. We continue to monitor these developments closely to maintain operational efficiency and help mitigate potential future impacts.

Comparison of the three months ended March 31, 2025 and the three months ended March 31, 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and for the three months ended March 31, 2024.

	For the Three Months Ended		Favorable
	March 31,		(Unfavorable)
(in thousands)	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$259	$513	$254	49.5%
General and administrative	1,886	2,314	428	18.5%
Total Operating Expenses	2,145	2,827	682	24.1%

Loss from Operations	(2,145)	(2,827)	682	24.1%

Other (Income) Expense, Net	112	-	(112)	N.M.%

Net loss	$(2,257)	$(2,827)	$570	20.2%

Research and Development Expenses

Research and development expenses were $259 thousand for the three months ended March 31, 2025, a decrease of $254 thousand or 49.5% from the three months ended March 31, 2024. The decrease is attributable to lower manufacturing costs of IC100 of $62 thousand, lower CRO fees of $106 thousand for VAR200 and lower research and development consultant costs of $95 thousand due to fewer consultants.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2025, a decrease of $428 thousand or 18.5% from the three months ended March 31, 2024. The decrease is primarily attributable to a decrease of $156 thousand in stock-based compensation expense due to options becoming fully amortized in January 2025, a decrease of $143 thousand due to lower director and officer insurance, and a $119 thousand decrease in investor and public relations marketing expense due to fewer firms hired.

Other (Income) Expense, Net

Other (income) expense, net was $112 thousand for the three months ended March 31, 2025, an increase of $112 thousand from the three months ended March 31, 2024. The increase in expense is attributable to interest charged by a vendor for outstanding amounts owed.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2025 and for the three months ended March 31, 2024:

	For the Three Months Ended
	March 31,		Increase
(in thousands)	2025	2024	(decrease)
Net cash provided by (used in)
Operating activities	$(1,772)	$(3,777)	$2,005
Financing activities	1,853	2,673	(820)
Net Increase (Decrease) in Cash	$81	$(1,104)	$1,185

Cash Flows from Operating Activities

Net cash used in operating activities was $1.8 million and $3.8 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and for the three months ended March 31, 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $2.3 million and $2.8 million, respectively, offset by $0.2 million and $0.3 million, respectively, of net non-cash expenses, and approximately $0.3 million and ($1.3) million, respectively, of cash generated from (used for) changes in the levels of operating assets and liabilities, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.9 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. Cash provided by financing activities during the three months ended March 31, 2025 represented proceeds of $2.0 million from the private placement of pre-funded warrants and warrants offset by $0.1 million of cash registration and issuance costs associated with the warrant issuance.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at March 31, 2025 and 2024, respectively:

	March 31,	December 31,
(in thousands)	2025	2024
Current Assets	$2,110	$1,716
Current Liabilities	$12,004	$11,231
Working Capital Deficiency	$(9,894)	$(9,515)

Since our inception in 2014 through March 31, 2025, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $1.6 million as of March 31, 2025 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $2.3 million for the three months ended March 31, 2025 and had an accumulated deficit of $114.9 million on March 31, 2025. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2025 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of March 31, 2025 include approximately $12.0 million for accounts payable and accrued expenses.

Future Capital Needs

We expect our cash on hand will enable us to make investments in our continued development of VAR 200 and IC 100 on a month-to-month basis as cash is available. We intend to raise additional capital in the future to fund continued development.

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

Our policy is to invest any cash in excess of our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our excess cash equivalents will be invested primarily in money market funds.

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

There are other items within our financial statements that require estimation but are not deemed critical, as defined above.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide information required by this Item. However, investors are encouraged to review our current risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Plans

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1

Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed with the SEC on August 9, 2024).

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

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
4.2	Form of Series A-3 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
4.3

Form of Amendment to Common Share Purchase Warrant entered into by and between the Company and the Investor, dated March 5, 2025 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).

10.1

Form of Securities Purchase Agreement, dated March 5, 2025, by and between the Company and the Investor named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).

10.2	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 12, 2025	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2025	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

