Form 10-Q
period 2025-06-30
ZyVersa Therapeutics, Inc.
filed 2025-08-13
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number: 001-41184

ZYVERSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2685744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 N. Commerce Parkway, Suite 208 Weston, FL 33326	33326
(Address of principal executive offices)	(Zip Code)

(754) 231-1688
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ZVSA	The Nasdaq Capital Market (1)

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

As of August 7, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 8,095,921.

(1)	As of July 17, 2025, our common stock has been suspended from trading on The Nasdaq Capital Market. Our common stock is quoted on the OTCQB® Venture Market under the symbol “ZVSA.”

ZYVERSA THERAPEUTICS, INC.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets:
Cash	$72,086	$1,530,924
Prepaid expenses and other current assets	378,749	184,873
Vendor deposits	98,234	-
Total Current Assets	549,069	1,715,797

In-process research and development	18,647,903	18,647,903
Vendor deposit	69,477	178,476
Deferred offering costs	374,662	57,238

Total Assets	$19,641,111	$20,599,414

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$9,774,230	$9,337,267
Accrued expenses and other current liabilities	2,915,448	1,894,041
Total Current Liabilities	12,689,678	11,231,308
Deferred tax liability	851,659	851,659
Total Liabilities	13,541,337	12,082,967

Commitments and contingencies (Note 6)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 4,873,463 and 2,508,198 shares issued as of June 30, 2025 and December 31, 2024, respectively, and 4,873,456 and 2,508,191 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	487	251
Additional paid-in-capital	123,207,260	121,155,922
Accumulated deficit	(117,100,806)	(112,632,559)
Treasury stock, at cost, 7 shares at June 30, 2025 and December 31, 2024,	(7,168)	(7,168)
Total Stockholders’ Equity	6,099,774	8,516,447

Total Liabilities and Stockholders’ Equity	$19,641,111	$20,599,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development	$409,937	$709,049	$668,813	$1,221,987
General and administrative	1,634,195	2,044,929	3,519,889	4,358,627
Total Operating Expenses	2,044,132	2,753,978	4,188,702	5,580,614

Loss From Operations	(2,044,132)	(2,753,978)	(4,188,702)	(5,580,614)

Other (Income) Expense:
Interest expense	130,036	58	249,596	159
Change in fair value of equity payable	37,149	-	29,949	-

Pre-Tax Net Loss	(2,211,317)	(2,754,036)	(4,468,247)	(5,580,773)
Income tax benefit	-	(9,707)	-	(9,707)
Net Loss	$(2,211,317)	$(2,763,743)	$(4,468,247)	$(5,590,480)

Net Loss Per Share
- Basic and Diluted	$(0.46)	$(3.31)	$(1.13)	$(7.67)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	4,814,115	834,915	3,965,236	729,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	50	$-	5,062	$1	2,508,198	$251	(7)	$(7,168)	$121,155,922	$(112,632,559)	$8,516,447
											-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	60,000	6	-	-	81,594	-	81,600
Private placement of warrants [1]	-	-	-	-	-	-	-	-	1,663,052	-	1,663,052
Warrant modification	-	-	-	-	-	-	-	-	53,890	-	53,890
Stock-based compensation	-	-	-	-	-	-	-	-	72,291	-	72,291
Net loss	-	-	-	-	-	-	-	-	-	(2,256,930)	(2,256,930)
Balance - March 31, 2025	50	-	5,062	1	2,568,198	257	(7)	(7,168)	123,026,749	(114,889,489)	8,130,350

Issuance of common stock pursuant to vendor agreements	-	-	-	-	200,000	20	-	-	128,780	-	128,800
Exercise of pre-funded warrants	-	-	-	-	2,105,265	210	-	-	-	-	210
Private placement of warrants additional offering costs	-	-	-	-	-	-	-	-	(7,468)	-	(7,468)
Stock-based compensation	-	-	-	-	-	-	-	-	59,199	-	59,199
Net loss	-	-	-	-	-	-	-	-	-	(2,211,317)	(2,211,317)
Balance - June 30, 2025	50	$-	5,062	$1	4,873,463	$487	(7)	$(7,168)	$123,207,260	$(117,100,806)	$6,099,774

	For the Three and Six Months Ended June 30, 2024
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2023	50	$-	5,062	$1	405,212	$40	(7)	$(7,168)	$114,300,849	$(103,219,124)	$11,074,598

Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants	-	-	-	-	131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	9,000	1	-	-	79,199	-	79,200
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	223,573	-	223,573
Net loss	-	-	-	-	-	-	-	-	-	(2,826,737)	(2,826,737)
Balance - March 31, 2024	50	-	5,062	1	834,903	83	(7)	(7,168)	117,276,079	(106,045,861)	11,223,134

Stock-based compensation	-	-	-	-	-	-	-	-	160,664	-	160,664
Net loss	-	-	-	-	-	-	-	-	-	(2,763,743)	(2,763,743)
Balance - June 30, 2024	50	$-	5,062	$1	834,903	$83	(7)	$(7,168)	$117,436,743	$(108,809,604)	$8,620,055

[1]	Includes gross proceeds of $1,999,791 less cash issuance costs of $282,849 and a non-cash warrant modification charge of $53,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(4,468,247)	$(5,590,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock- based compensation	131,490	384,237
Issuance of common stock pursuant to vendor agreements	210,400	79,200
Depreciation of fixed assets	-	5,200
Non-cash rent expense	-	7,839
Deferred tax provision	-	9,707
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(193,876)	(306,447)
Accounts payable	56,208	(115,077)
Vendor deposits	8,700	(80,000)
Operating lease liability	-	(8,656)
Accrued expenses and other current liabilities	961,545	(76,211)

Net Cash Used In Operating Activities	(3,293,780)	(5,690,688)

Cash Flows From Financing Activities:
Exercise of warrants	-	2,672,500
Private placement of warrants	1,999,791	-
Exercise of pre-funded warrants	210	-
Deferred offering costs	(17,928)	-
Registration and issuance costs associated with warrant issuance	(147,131)	-

Net Cash Provided By Financing Activities	1,834,942	2,672,500

Net Decrease in Cash	(1,458,838)	(3,018,188)

Cash - Beginning of Period	1,530,924	3,137,674

Cash - End of Period	$72,086	$119,486

Supplemental Disclosures of Cash Flow Information:
Warrant modification - incremental value	$53,890	$-
Accounts payable and accrued expenses for offering costs	$459,696	$-

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025.

On April 25, 2024, the Company effected a reverse stock split of its common stock at a ratio of 1-for-10 (the “2024 Reverse Split”). Upon the effectiveness of the 2024 Reverse Split, every 10 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants were proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the 2024 Reverse Split.

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

As of June 30, 2025, the Company had cash of approximately $72.1 thousand and a working capital deficit of approximately $12.1 million. During the six months ended June 30, 2025, the Company incurred a net loss of approximately $4.5 million and used cash in operations of approximately $3.3 million. The Company has an accumulated deficit of approximately $117.1 million as of June 30, 2025.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	As of June 30,
	2025	2024
Warrants [1]	3,849,308	689,293
Options	9,460	9,671
Series A Convertible Preferred Stock	72	72
Series B Convertible Preferred Stock	2,067	2,067
Total potentially dilutive shares	3,860,907	701,103

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported.

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

Vendor Concentration

As of June 30, 2025 and December 31, 2024, accounts payable to one vendor accounted for 56% and 56%, respectively, related to research and development. The Company relies on this vendor to perform critical research and development.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024

Payroll accrual	$1,101,584	$1,039,338
Bonus accrual	917,375	536,500
Interest accrual	518,390	268,972
Accrued issuable equity	289,006	-
Other accrued expenses	81,832	41,970
Registration delay liability	7,261	7,261
Total accrued expenses and other current liabilities	$2,915,448	$1,894,041

Note 5 – Income Taxes

The tax provisions for the three and six months ended June 30, 2025 and 2024 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0.00% and 0.00% for the three and six months ended June 30, 2025 and 2024, because the Company has significant net deferred tax assets, including those associated with net operating losses, that are subject to a full valuation allowance.

Tax Law Change

On July 4, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company is currently evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. FASB ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws on tax balances to be recognized in the period in which the legislation is enacted. As the date of enactment of the Tax Reform Act of 2025 is after June 30, 2025, there is no financial impact as of and for the six-moth period ended June 30, 2025. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in future periods.

Note 6 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $992,176 and $162,800, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice included miscellaneous unsupported charges performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing the interest and unsupported charges and has requested the vendor to rescind each of them. Although the Company has requested the vendor to rescind the retroactive interest on invoices, the Company believes that, in accordance with the agreement, the vendor can legally charge the Company interest from the point they were notified of the vendor’s intent to charge interest. As such, the Company included the calculated interest from July 1, 2024 to June 30, 2025 of $518,390 within accrued expenses and other current liabilities on the condensed consolidated balance sheet at June 30, 2025. The vendor also updated certain interest calculations such that, at June 30, 2025, the vendors claim that has not been accrued by the Company is $1,123,973.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The Company recognized rent expense in connection with its operating lease for the three months ended June 30, 2025 and 2024 of $45,168 and $43,271, respectively.

The Company recognized rent expense in connection with its operating lease for the six months ended June 30, 2025 and 2024 of $89,364 and $84,743, respectively.

Note 7 – Stockholders’ Equity

Common Stock

On February 2, 2025, the Company entered into a marketing agreement with a vendor in which the Company issued 60,000 shares of common stock and cash in exchange for marketing services. The fair value of the common stock was established as a prepaid expense, and the Company recognized $81,600 of the expense over the two-month term of the contract. The shares were issued on February 2, 2025.

On March 20, 2025, the Company entered into a marketing agreement with a vendor in which the Company issued 100,000 shares of common stock and cash in exchange for digital marketing services. The fair value of the common stock was established as a prepaid expense and the Company recognized $70,100 of the expense over the three-month term of the contract. On April 11, 2025, the Company issued the 100,000 shares of common stock to the vendor using the market value of $77,000 on that date.

On May 1, 2025, the Company entered into a marketing agreement with a vendor in which the Company issued 100,000 shares of common stock and cash in exchange for marketing services. The fair value of the common stock was established as a prepaid expense and the Company recognized $61,900 of the expense over the two-month term of the contract. On May 13, 2025, the Company issued the 100,000 shares of common stock to the vendor using the market value of $51,800 on that date.

Equity Purchase Agreement

On June 24, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Williamsburg Venture Holdings, LLC (the “Purchaser”), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $10.0 million of shares (the “ELOC Shares”) of the Company’s common stock. The term of the Purchase Agreement is through June 24, 2027, or the date on which the Purchaser has purchased ELOC Shares for an aggregate purchase price of $10.0 million. The Company has also agreed to issue to the Purchaser 426,829 shares common stock (“Commitment Shares”), which will be issued on a pro rata basis as the Company draws down ELOC shares, with any remaining shares to be issued upon termination. The fair value of the Commitment Shares on the date of the Purchase Agreement was established as accrued issuable equity and as deferred offering costs and the Company will reclassify $265,957 of the deferred offering costs to additional paid-in-capital on a pro rata basis as the Company draws down ELOC shares. In addition, the Company will mark-to-market the change in fair value of the accrued issuable equity on each reporting date.

Stock-Based Compensation

For the three months ended June 30, 2025 the Company recorded stock-based compensation expense of $59,199 (of which, $15,448 was included in research and development and $43,751 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended June 30, 2024 the Company recorded stock-based compensation expense of $160,664 (of which, $15,447 was included in research and development and $145,217 was included in general and administrative expense) related to options issued to employees and consultants.

For the six months ended June 30, 2025 the Company recorded stock-based compensation expense of $131,490 (of which, $30,895 was included in research and development and $100,595 was included in general and administrative expense) related to options issued to employees and consultants. For the six months ended June 30, 2024 the Company recorded stock-based compensation expense of $384,237 (of which, $30,895 was included in research and development and $353,342 was included in general and administrative expense) related to options issued to employees and consultants. As of June 30, 2025 there was $190,403 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 0.8 years

Stock Options

A summary of the option activity for the six months ended June 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2025	9,612	$2,248.58
Granted	-	-
Exercised	-	-
Expired	(152)	1,760.50
Outstanding, June 30, 2025	9,460	$2,222.82	5.8	$-

Exercisable, June 30, 2025	8,112	$2,598.23	5.5	$-

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents information related to stock options as of June 30, 2025:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$152.50	4,157	7.9	2,916
$738.50	286	7.6	191
$791.00	38	7.7	26
$1,760.50	1,127	1.6	1,127
$3,965.50	37	7.0	37
$4,053.00	2,095	3.8	2,095
$5,726.00	1,720	6.0	1,720
	9,460	5.5	8,112

Stock Warrants

On March 7, 2025, the Company closed on a private placement (the “Private Placement”) with an institutional investor, pursuant to which the Company sold pre-funded warrants (the “March 2025 Pre-Funded Warrants”) to purchase 2,105,265 shares of common stock and Series A-3 common warrants (the “March 2025 Common Warrants”) to purchase 2,105,265 shares of common stock at a combined purchase price of $0.9499 which resulted in gross proceeds of approximately $2.0 million. In addition, the Company and the investor executed an amendment to certain November 5, 2024 common share purchase warrants to reduce the exercise price of certain outstanding warrants to purchase 957,200 shares of common stock from $2.06 per share to $1.00 per share. The $53,890 incremental fair value of the modified warrants as compared to the original warrants was recognized as an additional issuance cost of the Private Placement. The March 2025 Pre-Funded Warrants were exercisable immediately at an exercise price of $0.0001 per share. As of June 30, 2025, all March 2025 Pre-Funded Warrants have been exercised in full. The March 2025 Common Warrants became exercisable upon stockholder approval on June 11, 2025 for a term of five years and have an exercise price of $1.00 per share. Total cash issuance costs were $282,849 including $199,863 of placement fees, $56,844 of legal fees, and $26,142 of other costs.

The modification date fair value of warrants modified during the three and six months ended June 30, 2025 and 2024 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fair value of common stock on date of modification	n/a	n/a	$0.98	n/a
Risk free interest rate	n/a	n/a	4.09%	n/a
Expected term (years)	n/a	n/a	5.3 years	n/a
Expected volatility	n/a	n/a	125%	n/a
Expected dividends	n/a	n/a	0.00%	n/a

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the warrant activity for the six months ended June 30, 2025, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2025	1,747,093	$59.59
Issued [1]	2,105,265	1.00
Repriced - Old [2]	(957,200)	2.06
Repriced - New [2]	957,200	1.00
Forfeited	(2,950)	12.50
Exercised	-	-
Outstanding, June 30, 2025	3,849,308	$27.25	4.81	$-

Exercisable, June 30, 2025	3,849,108	$27.16	4.88	$-

[1]	Warrants issued, outstanding, and exercisable exclude 2,105,265 March 2025 Pre-Funded Warrants with an exercise price of $0.0001.

[2]	Warrants represent the reset of the exercise price of certain November 2024 warrants to purchase 957,200 shares of common stock from $2.06 to $1.00 per share.

The following table presents information related to stock warrants as of June 30, 2025:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$1.00	3,062,465	4.94	3,062,465
$2.06	679,800	4.94	679,800
$12.50	4,050	3.45	4,050
$47.50	20,347	3.70	20,347
$57.75	19,965	3.02	19,965
$350.00	27,551	2.83	27,551
$700.00	13,944	2.45	13,944
$1,760.50	200	-	-
$2,415.00	3,651	2.45	3,651
$4,025.00	17,335	2.45	17,335
	3,849,308	4.88	3,849,108

Note 8 – Subsequent Events

Warrant Inducement Offer

On July 8, 2025, the Company entered into a warrant exercise inducement offer letter agreement (the “Inducement Letter”) with a holder (the “Holder”) of (i) outstanding Series A-2 common stock purchase warrants, as amended (the “Series A-2 Warrants”), exercisable for up to an aggregate of 957,200 shares of the Company’s common stock, and (ii) Series A-3 common stock purchase warrants (the “Series A-3 Warrants” and together with the Series A-2 Warrants, the “Existing Warrants”) exercisable for up to an aggregate of 2,105,265 shares of common stock, which warrants were originally issued by the Company on November 5, 2024 and March 5, 2024, respectively. The Existing Warrants had an exercise price of $1.00 per share.

The Holder agreed to exercise the Existing Warrants for gross proceeds $2.05 million at a reduced exercise price of $0.67 per share in consideration of the Company’s agreement to issue the Holder new warrants to purchase up to a number of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the Holder’s exercise of Existing Warrants, comprised of new Series A-4 warrants to purchase up to 6,124,930 shares of common stock (the “Inducement Warrants”). The Inducement Warrants are exercisable upon stockholder approval at an exercise price of $0.67 per share and will expire on the fifth anniversary of the date on which stockholder approval is obtained.

Nasdaq Stock Market LLC (“Nasdaq”) Delisting

On July 15, 2025, the Company received a determination letter (the “Letter”) from Nasdaq indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to deny the Company’s request to continue our listing on The Nasdaq Capital Market. Trading of the Company’s common stock was suspended at the open of trading on July 17, 2025. Our common stock began trading on the OTCQB® Venture Market on July 28, 2025, under the symbol “ZVSA.”
10

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company,” “we,” “us” or “our”) as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Additionally this discussion and analysis should be read together with the Company’s audited financial statements and related disclosures as of December 31, 2024 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Business Overview

We are a clinical stage specialty biopharmaceutical company leveraging advanced proprietary technologies to develop first-in-class drugs for patients with renal or inflammatory diseases with high unmet medical needs.

Our renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HβCD”), is in development to treat multiple renal indications. The lead indication is focal segmental glomerulosclerosis (FSGS). Our anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal IgG4 antibody targeting ASC in development to treat multiple inflammatory diseases. The lead indication is obesity with cardiometabolic comorbidities.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $4.5 million for the period from January 1, 2025 through June 30, 2025, compared to $5.6 million for the period from January 1, 2024 through June 30, 2024. As of June 30, 2025, we had an accumulated deficit of approximately $117.1 million and cash of $0.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Recent Developments

On July 15, 2025, we received a determination letter (the “Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to deny our request to continue our listing on The Nasdaq Capital Market. Trading of our common stock was suspended at the open of trading on July 17, 2025. As a result of the suspension in trading and expected delisting, there may be a very limited market in which our shares are traded, our stockholders may find it difficult to sell their shares of our common stock, and the trading price of our securities, if any, may be adversely affected. We applied for trading on the OTCQB® Venture Market (“OTCQB”) maintained by the OTC Markets Group Inc. to mitigate the risk of delisting from Nasdaq. Our application was approved on July 25, 2025, and our common stock began trading on OTCQB on July 28, 2025, under the symbol “ZVSA.”

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

Research and development activities are central to our business model. We expect that our research and development expenses will continue to increase for the foreseeable future as we continue preclinical and clinical development for our product candidates. As products enter later stages of clinical development, they will generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. Historically, our research and development costs have primarily related to the development of VAR 200 and IC 100. As we advance VAR 200 and IC 100, as well as identify other potential product candidates, we will continue to allocate our direct external research and development costs to the products. We expect to fund our research and development expenses from our current cash and cash equivalents and any future equity or debt financings, or other capital sources, including potential collaborations with other companies or other strategic transactions.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project resulting from many factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, stock-based compensation and related costs for our employees in administrative, executive and finance functions. General and administrative expenses also include professional fees for legal, accounting, audit, tax and consulting services, insurance, human resources, information technology, office, and travel expenses.

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

Comparison of the three months ended June 30, 2025 and the three months ended June 30, 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and for the three months ended June 30, 2024.

	For the Three Months Ended		Favorable
	June 30,		(Unfavorable)
(in thousands)	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$410	$709	$299	42.2%
General and administrative	1,634	2,045	411	20.1%
Total Operating Expenses	2,044	2,754	710	25.8%

Loss from Operations	(2,044)	(2,754)	710	25.8%

Other (Income) Expense, Net	167	-	(167)	(100.0%)

Pre-tax net loss	(2,211)	(2,754)	543	19.7%
Income tax benefit	-	(10)	10	(100.0%)
Net loss	$(2,211)	$(2,764)	$553	20.0%

Research and development expenses

Research and development expenses were $0.4 million for the three months ended June 30, 2025, a decrease of $0.3 million or 42.2% from the three months ended June 30, 2024. The decrease is attributable to lower CRO fees of $0.1 million for VAR 200 and lower research and development consultant costs of $0.1 million due to fewer consultants, lower pre-clinical costs of IC 100 of $0.1 million, partially offset by an increase in VAR 200 manufacturing stability testing.

General and administrative expenses

General and administrative expenses were $1.6 million for the three months ended June 30, 2025, a decrease of $0.4 million or 20.1% from the three months ended June 30, 2024. The decrease is primarily attributable to a decrease of $0.1 million due to lower director and officer insurance premiums, a $0.1 million decrease in investor relations marketing expense, a $0.1 million decrease in professional fees due to lower accounting and legal expense, and a decrease of $0.1 million in stock-based compensation expense due to options becoming fully amortized in 2025, offset by a $0.1 million increase in public company costs due to additional costs for our annual shareholder meeting and Nasdaq hearings.

Other (Income) Expense, Net

Other (income) expense, net was $0.2 million for the three months ended June 30, 2025, an increase of $0.2 million from the three months ended June 30, 2024. The increase in expense is primarily attributable to interest charged by a vendor for outstanding amounts owed.

Comparison of the six months ended June 30, 2025 and the six months ended June 30, 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and for the six months ended June 30, 2024.

	For the Six Months Ended		Favorable
	June 30,		(Unfavorable)
(in thousands)	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$669	$1,222	$553	45.3%
General and administrative	3,520	4,358	838	19.2%
Total Operating Expenses	4,189	5,580	1,391	24.9%

Loss from Operations	(4,189)	(5,580)	1,391	24.9%

Other (Income) Expense, Net	279	-	(279)	(100.0%)

Pre-tax net loss	(4,468)	(5,580)	1,112	19.9%
Income tax benefit	-	(10)	10	(100.0%)
Net loss	$(4,468)	$(5,590)	$1,122	20.1%

Research and development expenses

Research and development expenses were $0.7 million for the six months ended June 30, 2025, a decrease of $0.6 million or 45.3% from the six months ended June 30, 2024. The decrease is attributable to lower CRO fees of $0.2 million for VAR 200 and lower research and development consultant costs of $0.2 million due to fewer consultants, lower pre-clinical costs of IC 100 of $0.1 million, partially offset by an increase in VAR 200 manufacturing stability testing.

General and administrative expenses

General and administrative expenses were $3.5 million for the six months ended June 30, 2025, a decrease of $0.8 million or 19.2% from the six months ended June 30, 2024. The decrease is primarily attributable to a decrease of $0.3 million due to lower director and officer insurance premiums, a $0.2 million decrease in investor and public relations marketing expense, a $0.1 million decrease in professional fees due to lower accounting and legal expense, and a decrease of $0.3 million in stock-based compensation expense due to options becoming fully amortized in 2025, offset by a $0.1 million increase in legal patent fees for IC100 and public company costs due to additional costs for our annual shareholder meeting and Nasdaq hearings.

Other (Income) Expense, Net

Other (income) expense, net was $0.3 million for the six months ended June 30, 2025, an increase of $0.3 million from the six months ended June 30, 2024. The increase in expense is primarily attributable to interest charged by a vendor for outstanding amounts owed.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the six months ended June 30, 2025 and for the six months ended June 30, 2024:

	For the Six Months Ended June 30,		Increase
(in thousands)	2025	2024	(decrease)
Net cash provided by (used in)
Operating activities	$(3,294)	$(5,691)	$2,397
Financing activities	1,835	2,673	(838)
Net Decrease in Cash	$(1,459)	$(3,018)	$1,559

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $3.3 million and approximately $5.7 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and for the six months ended June 30, 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $4.5 million and $5.6 million, respectively, offset by $0.3 million and $0.5 million, respectively, of net non-cash expenses, and approximately $0.8 million and ($0.6) million, respectively, of cash generated by (used in) the levels of operating assets and liabilities, respectively.

Net Cash Provided By (Used In) Financing Activities

Net cash provided by financing activities was $1.8 million and $2.7 million for the six months ended June 30, 2025 and 2024, respectively. Cash provided by financing activities during the six months ended June 30, 2025 represented $2.0 million of proceeds from the private placement of warrants. This was partially offset by ($0.2) million in registration and issuance costs associated with warrant issuance. Cash provided by financing activities during the six months ended June 30, 2024 represented proceeds from the exercise of warrants

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at June 30, 2025 and 2024, respectively:

	June 30,	December 31,
(in thousands)	2025	2024
Current Assets	$549	$1,716
Current Liabilities	$12,690	$11,231
Working Capital Deficiency	$(12,141)	$(9,515)

Since our inception in 2014 through June 30, 2025, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $0.1 million as of June 30, 2025 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. It is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $4.5 million for the six months ended June 30, 2025 and had an accumulated deficit of $117.1 million on June 30, 2025. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, and to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

Cash requirements for our current liabilities as of June 30, 2025 include approximately $12.7 million for accounts payable and accrued expenses. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing. See Note 4, Accrued Expenses and Other Current Liabilities and Note 6, Commitments and Contingencies—Operating Leases of the accompanying notes to the unaudited condensed consolidated financial statements included elsewhere in this report for more information regarding our contractual obligations relating to our current liabilities and lease agreements, respectively.

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

Our policy is to invest any cash exceeding our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment. Accordingly, our excess cash equivalents will be invested primarily in money market funds.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, subject to obtaining such approval, the eventual commercialization of our product candidates. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial, and information systems and personnel, to support our planned product development efforts, among other initiatives. We also expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies.

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

Inherent Limitations of the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to errors or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Our common stock could become subject to the SEC’s penny stock rules, which may cause broker-dealers to experience difficulty in completing transactions in our common stock, limiting a stockholder’s ability to buy and sell our common stock.

The SEC has adopted Rule 15g-9, which generally defines “penny stock” to be any equity security, not listed on a national exchange, that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, such as if the issuer of the security has net tangible assets in excess of $2.0 million. The market price of our common stock is less than $5.00, and, effective July 17, 2025, Nasdaq suspended trading in our common stock and started the process to delist our common stock from The Nasdaq Capital Market due to the Company’s ongoing failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Our common stock is presently exempt from being considered a “penny stock,” regardless of whether Nasdaq ultimately delists our common stock from its exchange, because our net tangible assets exceed $2.0 million. As of December 31, 2024, we had approximately $[8.5] million in net tangible assets. However, we cannot guarantee that we will be able to continue to qualify for this exemption, or any other available exemption from the definition of “penny stock.”

If our securities become subject to the penny stock rules, broker-dealers who sell to persons other than established customers and “accredited investors” will be subject to additional sales practice requirements. The term “accredited investor” generally refers to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities subject to these penny stock rules and affect the ability of broker-dealers to trade our securities. As a result of the foregoing requirements, the marketability of our common stock may be further limited.

If our common stock is deemed “penny stock,” broker-dealers trading in our securities may be subject to additional sales practice requirements adopted by the Financial Industry Regulatory Authority (“FINRA”), which may also limit a stockholder’s ability to buy and sell our common stock.

In addition to the penny stock rules described above, FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. If our common stock is deemed “penny stock,” FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our securities, which may limit your ability to buy and sell our common stock and have an adverse effect on the market for our shares.

Our common stock may be delisted from Nasdaq, and there can be no assurance that it will trade on a national exchange again.

Effective July 17, 2025, Nasdaq suspended trading in our common stock and started the process to delist our common stock from The Nasdaq Capital Market due to the Company’s ongoing failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2). Our common stock is currently quoted on the OTCQB under the ticker symbol “ZVSA.”

Changes in tax laws and regulations or in our operations may impact our effective tax rate and may adversely affect our business, financial condition and operating results.

Changes in tax laws in any jurisdiction in which we operate, or adverse outcomes from any tax audits that we may be subject to in any such jurisdictions, could result in an unfavorable change in our effective tax rate in the future, which could adversely affect our business, financial condition, and operating results. For example, the Tax Reform Act of 2025 was signed into law on July 4, 2025. The Tax Reform Act of 2025 contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the Tax Reform Act of 2025 include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules and the international tax framework. Regulatory guidance under the Tax Reform Act of 2025 and additional tax-related legislation is and continues to be forthcoming, and the overall impact of these changes is uncertain and may adversely affect our business, operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Plans

During the six months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed with the SEC on August 9, 2024).
3.2	Second Amended and Restated Bylaws of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.3	Certificate of Designation relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.1	Form of Series A-4 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.1	Form of Equity Purchase Agreement, dated June 24, 2025, by and between ZyVersa Therapeutics, Inc. and Williamsburg Venture Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed with the SEC on June 25, 2025).
10.2	Form of Registration Rights Agreement, dated June 24, 2025, by and between ZyVersa Therapeutics, Inc. and Williamsburg Venture Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company Current Report on Form 8-K filed with the SEC on June 25, 2025).
10.3	Inducement Letter, dated July 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.4	Financial Advisory Agreement, dated July 8, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 13, 2025	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

