Form 10-Q
period 2025-09-30
ZyVersa Therapeutics, Inc.
filed 2025-11-19
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number: 001-41184

ZYVERSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2685744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2200 N. Commerce Parkway, Suite 208 Weston, FL 33326	33326
(Address of principal executive offices)	(Zip Code)

(754) 231-1688
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ZVSA	*

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☒

*	The Company’s common stock is quoted on the OTCQB® Venture Market under the symbol “ZVSA.”

As of November 17, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 8,095,921.

ZYVERSA THERAPEUTICS, INC.

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION	1

Item 1. Financial Statements.	1

Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	1

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024	2

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2025 and 2024	3

Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2025 and 2024	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	13

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.	19

ITEM 4. Controls and Procedures.	19

PART II - OTHER INFORMATION	20

ITEM 1. Legal Proceedings.	20

ITEM 1A. Risk Factors.	20

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.	20

ITEM 3. Defaults Upon Senior Securities.	20

ITEM 4. Mine Safety Disclosures.	20

ITEM 5. Other Information.	20

ITEM 6. Exhibits.	21

SIGNATURES	22

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets

Current Assets:
Cash	$527,978	$1,530,924
Prepaid expenses and other current assets	298,192	184,873
Vendor deposits	169,363	-
Total Current Assets	995,533	1,715,797

In-process research and development	-	18,647,903
Vendor deposits	-	178,476
Deferred offering costs	44,727	57,238

Total Assets	$1,040,260	$20,599,414

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable	$9,805,129	$9,337,267
Accrued expenses and other current liabilities	2,960,698	1,894,041
Total Current Liabilities	12,765,827	11,231,308
Deferred tax liability	-	851,659
Total Liabilities	12,765,827	12,082,967

Commitments and contingencies (Note 7)

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 8,095,928 and 2,508,198 shares issued as of September 30, 2025 and December 31, 2024, respectively, and 8,095,921 and 2,508,191 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	809	251
Additional paid-in-capital	125,187,156	121,155,922
Accumulated deficit	(136,906,365)	(112,632,559)
Treasury stock, at cost, 7 shares at September 30, 2025 and December 31, 2024	(7,168)	(7,168)
Total Stockholders’ (Deficit) Equity	(11,725,567)	8,516,447

Total Liabilities and Stockholders’ (Deficit) Equity	$1,040,260	$20,599,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Expenses:
Research and development	$365,053	$436,043	$1,033,865	$1,658,030
General and administrative	1,739,174	1,833,578	5,259,064	6,192,205
Impairment of in-process research and development	18,647,903	-	18,647,903	-
Total Operating Expenses	20,752,130	2,269,621	24,940,832	7,850,235

Loss From Operations	(20,752,130)	(2,269,621)	(24,940,832)	(7,850,235)

Other (Income) Expense:
Interest expense	131,350	131,635	380,946	131,794
Change in fair value of equity payable	(226,262)	-	(196,313)	-

Pre-Tax Net Loss	(20,657,218)	(2,401,256)	(25,125,465)	(7,982,029)
Income tax benefit (provision)	851,659	-	851,659	(9,707)
Net Loss	$(19,805,559)	$(2,401,256)	$(24,273,806)	$(7,991,736)

Net Loss Per Share
- Basic and Diluted	$(2.56)	$(2.43)	$(4.63)	$(9.79)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	7,740,678	988,378	5,237,544	816,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For The Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	For the Three and Nine Months Ended September 30, 2025
	Series A		Series B						Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	50	$-	5,062	$1	2,508,198	$251	(7)	$(7,168)	$121,155,922	$(112,632,559)	$8,516,447
											-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	60,000	6	-	-	81,594	-	81,600
Private placement of warrants [1]	-	-	-	-	-	-	-	-	1,663,052	-	1,663,052
Warrant modification	-	-	-	-	-	-	-	-	53,890	-	53,890
Stock-based compensation	-	-	-	-	-	-	-	-	72,291	-	72,291
Net loss	-	-	-	-	-	-	-	-	-	(2,256,930)	(2,256,930)
Balance - March 31, 2025	50	-	5,062	1	2,568,198	257	(7)	(7,168)	123,026,749	(114,889,489)	8,130,350

Issuance of common stock pursuant to vendor agreements	-	-	-	-	200,000	20	-	-	128,780	-	128,800
Exercise of pre-funded warrants	-	-	-	-	2,105,265	210	-	-	-	-	210
Private placement of warrants additional offering costs	-	-	-	-	-	-	-	-	(7,468)	-	(7,468)
Stock-based compensation	-	-	-	-	-	-	-	-	59,199	-	59,199
Net loss	-	-	-	-	-	-	-	-	-	(2,211,317)	(2,211,317)
Balance - June 30, 2025	50	-	5,062	1	4,873,463	487	(7)	(7,168)	123,207,260	(117,100,806)	6,099,774

Issuance of common stock pursuant to vendor agreements	-	-	-	-	160,000	16	-	-	29,584	-	29,600
Warrant inducement offer - exercise proceeds [2]	-	-	-	-	3,062,465	306	-	-	113,568	-	113,874
Warrant modification	-	-	-	-	-	-	-	-	1,762,756	-	1,762,756
Stock-based compensation	-	-	-	-	-	-	-	-	73,988	-	73,988
Net loss	-	-	-	-	-	-	-	-	-	(19,805,559)	(19,805,559)
Balance - September 30, 2025	50	$-	5,062	$1	8,095,928	$809	(7)	$(7,168)	$125,187,156	$(136,906,365)	$(11,725,567)

	For the Three and Nine Months Ended September 30, 2024
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2023	50	$-	5,062	$1	405,212	$40	(7)	$(7,168)	$114,300,849	$(103,219,124)	$11,074,598

Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants	-	-	-	-	131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	9,000	1	-	-	79,199	-	79,200
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	223,573	-	223,573
Net loss	-	-	-	-	-	-	-	-	-	(2,826,737)	(2,826,737)
Balance - March 31, 2024	50	-	5,062	1	834,903	83	(7)	(7,168)	117,276,079	(106,045,861)	11,223,134

Stock-based compensation	-	-	-	-	-	-	-	-	160,664	-	160,664
Net loss	-	-	-	-	-	-	-	-	-	(2,763,743)	(2,763,743)
Balance - June 30, 2024	50	-	5,062	1	834,903	83	(7)	(7,168)	117,436,743	(108,809,604)	8,620,055
Warrant inducement offer - exercise proceeds [3]	-	-	-	-	239,300	24	-	-	400,900	-	400,924
Warrant modification	-	-	-	-	-	-	-	-	246,912	-	246,912
Stock-based compensation	-	-	-	-	-	-	-	-	160,665	-	160,665
Net loss	-	-	-	-	-	-	-	-	-	(2,401,256)	(2,401,256)
Balance - September 30, 2024	50	$-	5,062	$1	1,074,203	$107	(7)	$(7,168)	$118,245,220	$(111,210,860)	$7,027,300

[1]	Includes gross proceeds of $1,999,791 less cash issuance costs of $282,849 and a non-cash warrant modification charge of $53,890
[2]	Includes gross proceeds of $2,051,852 less cash issuance costs of $175,221 and a non-cash warrant modification charge of $1,762,756
[3]	Includes gross proceeds of $827,978 less issuance costs of $427,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(24,273,806)	$(7,991,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	18,647,903	-
Stock-based compensation	205,478	544,902
Issuance of common stock pursuant to vendor agreements	240,000	79,200
Depreciation of fixed assets	-	6,933
Non-cash rent expense	-	7,839
Deferred tax (benefit) provision	(851,659)	9,707
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(113,319)	(52,035)
Accounts payable	371,006	676,178
Vendor deposits	7,048	(80,000)
Operating lease liability	-	(8,656)
Accrued expenses and other current liabilities	1,066,657	502,839

Net Cash Used In Operating Activities	(4,700,692)	(6,304,829)

Cash Flows From Financing Activities:
Exercise of warrants	-	2,672,500
Private placement of warrants	1,999,791	-
Warrant inducement offer - exercise proceeds	2,051,852	827,978
Exercise of pre-funded warrants	210	-
Deferred offering costs	12,511	(30,260)
Registration and issuance costs associated with warrant issuance	(366,618)	(180,142)

Net Cash Provided By Financing Activities	3,697,746	3,290,076

Net Decrease in Cash	(1,002,946)	(3,014,753)

Cash - Beginning of Period	1,530,924	3,137,674

Cash - End of Period	$527,978	$122,921

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrant modification - incremental value	$1,816,646	$246,912
Accounts payable and accrued expenses for offering costs	$98,921	$176,870

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024. The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025.

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

As of September 30, 2025, the Company had cash of approximately $0.5 million and a working capital deficit of approximately $11.8 million. During the nine months ended September 30, 2025, the Company incurred a net loss of approximately $24.3 million and used cash in operations of approximately $4.7 million. The Company has an accumulated deficit of approximately $136.9 million as of September 30, 2025.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	As of September 30,
	2025	2024
Warrants [1]	6,911,773	928,593
Options	387,424	9,639
Series A Convertible Preferred Stock	72	72
Series B Convertible Preferred Stock	2,067	2,067
Total potentially dilutive shares	7,301,336	940,371

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported.

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

Vendor Concentration

As of September 30, 2025 and December 31, 2024, accounts payable to one vendor accounted for 56% and 56%, respectively, related to research and development. The Company relies on this vendor to perform critical research and development.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the requirement to disclose additional specified categories in the rate reconciliation in both percentage and dollar amounts. The standard, which is effective for the Company’s 2025 annual period, will be applied.

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

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Note 4 – In-Process Research and Development

In December of 2022, in connection with a business combination, the Company recorded an indefinite-lived intangible asset related to in-process research and development (“IPR&D”). ASC 350 requires that intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. As of September 30, 2025, management determined that it was more likely than not that the Company’s single reporting unit’s fair value was below its carrying amount, due to a significant and sustained decline in the Company’s market capitalization through September 30, 2025, therefore an impairment test was performed on the Company’s IPR&D intangible asset.

Current limitations on accessing significant capital in what is currently a risk averse environment for biotech (as evidenced by decreased investor appetite for risk, market volatility, regulatory uncertainty from a changing Food and Drug Administration and a challenging economic environment), has resulted in a sustained decline in the Company’s market capitalization, and the Company’s ability to further finance the development of its drug candidates to the next milestone could be adversely impacted. Accordingly, the Company determined that the carrying value of its IPR&D intangible asset may not be recoverable and it was fully impaired. Therefore, the Company recorded an $18.6 million impairment charge, reflected within operating expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024

Payroll accrual	$1,101,584	$1,039,338
Bonus accrual	1,107,813	536,500
Other accrued expenses	681,296	310,942
Accrued issuable equity	62,744	-
Registration delay liability	7,261	7,261
Total accrued expenses and other current liabilities	$2,960,698	$1,894,041

Note 6 – Income Taxes

The Company’s effective tax rate was 3.39% and (0.12%) for the nine months ended September 30, 2025 and 2024, respectively. The increase in the quarterly rate is primarily the result of adjustments in its valuation allowance. During the nine months ended September 30, 2025, the Company recorded an impairment on the IPR&D asset which resulted in a decrease to the related deferred tax liability balance.

Tax Law Change

On July 4th, 2025, the President signed into law significant federal tax legislation, H.R.1 (the “Tax Reform Act of 2025”). The legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, increased Section 179 expensing limits, changes to the international tax regime, and expanded limitations on the deductibility of executive compensation under IRC Section 162(m). Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.

The Company has evaluating the impact of the Tax Reform Act of 2025 on its condensed consolidated financial statements. There was no material impact given the Company’s tax loss profile and valuation allowance position.

Note 7 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $992,176 and $162,800, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice included miscellaneous unsupported charges performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing the interest and unsupported charges and has requested the vendor to rescind each of them. Although the Company has requested the vendor to rescind the retroactive interest on invoices, the Company believes that, in accordance with the agreement, the vendor can legally charge the Company interest from the point they were notified of the vendor’s intent to charge interest. As such, the Company included the calculated interest from July 1, 2024 to September 30, 2025 and July 1, 2024 to December 31, 2024 of $649,327 and $268,972, respectively, within accrued expenses and other current liabilities on the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024. On July 24, 2025, the Company received a $37,421 credit memo from the vendor for overcharged interest. The Company has accounted for the unaccrued interest and unsupported charges of $1,067,305 as a loss contingency and because payment is not deemed probable, it has not been recorded as a liability in the condensed consolidated balance sheet as of September 30, 2025.

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

The Company recognized rent expense in connection with its operating lease for the three months ended September 30, 2025 and 2024 of $42,443 and $42,696, respectively.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The Company recognized rent expense in connection with its operating lease for the nine months ended September 30, 2025 and 2024 of $131,807 and $127,439, respectively.

Note 8 – Stockholders’ (Deficit) Equity

Common Stock

On February 2, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 60,000 shares of common stock in exchange for marketing services. The fair value of the common stock was established as a prepaid expense and the Company recognized $81,600 of the expense over the two-month term of the contract. The shares were issued on February 2, 2025.

On March 20, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 100,000 shares of common stock in exchange for digital marketing services. The fair value of the common stock was established as a prepaid expense and the Company recognized $70,100 of the expense over the three-month term of the contract. On April 11, 2025, the Company issued the 100,000 shares of common stock to the vendor using the market value of $77,000 on that date. The difference between the original expense amount and the value when the shares were issued was reflected in the change in fair value of equity payable in other (income) expense on the condensed consolidated statements of operations.

On May 1, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 100,000 shares of common stock in exchange for marketing services. The fair value of the common stock was established as a prepaid expense and the Company recognized $51,800 of the expense over the two-month term of the contract. On May 13, 2025, the Company issued the 100,000 shares of common stock to the vendor using the market value of $51,800 on that date.

On August 1, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 160,000 shares of common stock in exchange for marketing services. The fair value of the common stock was established as a prepaid expense and the Company recognized $29,600 of the expense over the two-month term of the contract. On August 1, 2025, the Company issued the 160,000 shares of common stock to the vendor using the market value of $29,600 on that date.

Equity Purchase Agreement

On June 24, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Williamsburg Venture Holdings, LLC (the “Purchaser”), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $10.0 million of shares (the “ELOC Shares”) of the Company’s common stock. The term of the Purchase Agreement is the earlier of June 24, 2027, or the date on which the Purchaser has purchased ELOC Shares for an aggregate purchase price of $10.0 million. The Company has also agreed to issue to the Purchaser 426,829 shares common stock (“Commitment Shares”), which will be issued on a pro rata basis as the Company draws down ELOC shares, with any remaining shares to be issued upon termination. The fair value of the Commitment Shares on the date of the Purchase Agreement of $265,957 was established as accrued issuable equity and was expensed, along with approximately $74,000 of additional issuance costs.

Stock-Based Compensation

For the three months ended September 30, 2025 the Company recorded stock-based compensation expense of $73,988 (of which, $17,362 was included in research and development and $56,626 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended September 30, 2024 the Company recorded stock-based compensation expense of $160,665 (of which, $15,447 was included in research and development and $145,218 was included in general and administrative expense) related to options issued to employees and consultants.

For the nine months ended September 30, 2025 the Company recorded stock-based compensation expense of $205,478 (of which, $48,256 was included in research and development and $157,222 was included in general and administrative expense) related to options issued to employees and consultants. For the nine months ended September 30, 2024 the Company recorded stock-based compensation expense of $544,902 (of which, $46,342 was included in research and development and $498,560 was included in general and administrative expense) related to options issued to employees and board members. As of September 30, 2025 there was $317,710 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.9 years

Stock Options

On July 11, 2025, the Company granted ten-year stock options to purchase 377,964 shares of common stock to employees and directors of the Company under the 2022 Plan. The stock options have an aggregate grant date value of $201,296, vest annually over three years and have an exercise price of $0.59 per share.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The grant date fair value of stock options granted during the three and nine months September 30, 2025 and 2024 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fair value of common stock on date of grant	$0.59	N/A	$0.59	N/A
Risk free interest rate	4.09%	N/A	4.09%	N/A
Expected term (years)	6.00	N/A	$6.00	N/A
Expected volatility	130%	N/A	130%	N/A
Expected dividends	0.00%	N/A	0.00%	N/A

A summary of the option activity for the nine months ended September 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2025	9,612	$2,248.58
Granted	377,964	0.59
Exercised	-	-
Expired	(152)	1,760.50
Outstanding, September 30, 2025	387,424	$55.67	9.7	$-

Exercisable, September 30, 2025	8,112	$2,598.23	5.3	$-

The following table presents information related to stock options as of September 30, 2025:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.59	377,964	-	-
$152.50	4,157	7.6	2,916
$738.50	286	7.3	191
$791.00	38	7.4	26
$1,760.50	1,127	1.4	1,127
$3,965.50	37	6.7	37
$4,053.00	2,095	3.5	2,095
$5,726.00	1,720	5.7	1,720
	387,424	5.3	8,112

Stock Warrants

On March 7, 2025, the Company closed on a private placement (the “Private Placement”) with an institutional investor, pursuant to which the Company sold pre-funded warrants (the “March 2025 Pre-Funded Warrants”) to purchase 2,105,265 shares of common stock and Series A-3 common warrants (the “March 2025 Common Warrants”) to purchase 2,105,265 shares of common stock at a combined purchase price of $0.9499 which resulted in gross proceeds of approximately $2.0 million. In addition, the Company and the investor executed an amendment to certain November 5, 2024 common share purchase warrants to reduce the exercise price of certain outstanding warrants to purchase 957,200 shares of common stock from $2.06 per share to $1.00 per share. The $53,890 incremental fair value of the modified warrants as compared to the original warrants was recognized as an additional issuance cost of the Private Placement. The March 2025 Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all March 2025 Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. As of September 30, 2025, all March 2025 Pre-Funded Warrants were exercised. The March 2025 Common Warrants became exercisable upon Stockholder Approval on June 11, 2025 for a term of five years and have an exercise price of $1.00 per share. Total cash issuance costs were $282,849 including $199,863 of placement fees, $56,844 of legal fees, and $26,142 of other costs.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

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

The Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $0.67 per share in consideration of the Company’s agreement to issue the Holder new warrants to purchase up to a number of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the Holder’s exercise of Existing Warrants, comprised of new Series A-4 warrants to purchase up to 6,124,930 shares of common stock (the “Inducement Warrants”) at an exercise price of $0.67 per share with an exercise term of 5 years from the initial exercise date. The Company received $2,051,852 in cash proceeds and incurred $175,221 in transaction costs consisting of $133,370 cash fee paid to its financial advisor and $41,851 in other fees. As a result of the reduction in exercise price of the Existing Warrants, the Company recognized a non-cash warrant modification charge of $1,762,756. Because the modification represented a short-term inducement, modification accounting was only performed on the warrants that were actually exercised under the program. The Company recognized the $1,762,756 modification-date incremental value of the modified Existing Warrants and Inducement Warrants issued as compared to the original Existing Warrants, as an issuance cost of the warrant exercise, which was classified as equity with no impact on the condensed consolidated statements of operations. The initial exercise date of the Inducement Warrants is the date that the Company’s stockholders approve the issuance of shares of common stock underlying the warrants (the “Inducement Warrants Shares”) pursuant to the applicable rules and regulations of The Nasdaq Stock Market LLC (“Nasdaq”). On October 6, 2025, Nasdaq filed with the SEC a Form 25, removing and delisting the Company’s securities from Nasdaq. Based on the foregoing and because applicable rules and regulations of the OTC Markets Group Inc. do not require stockholder approval for the issuance of the Inducement Warrant Shares, the Company noted that stockholder approval is no longer required.

The modification date fair value of warrants modified during the three and nine months ended September 30, 2025 and 2024 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fair value of common stock on date of modification	$0.64	$3.46	$0.64 - $0.98	$3.46
Risk free interest rate	3.92%	3.62% - 4.62%	3.92% - 4.09%	3.62% - 4.62%
Expected term (years)	4.9 years	0.9 - 5.5 years	4.9 - 5.3 years	0.9 - 5.5 years
Expected volatility	125%	96% - 113%	125%	96% - 113%
Expected dividends	n/a	n/a	n/a	n/a

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the warrant activity for the nine months ended September 30, 2025, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2025	1,747,093	$59.59
Issued[1]	8,230,195	0.75
Repriced - Old [2]	(957,200)	2.06
Repriced - New [2]	957,200	1.00
Repriced - Old [3]	(957,200)	1.00
Repriced - New [3]	957,200	0.67
Repriced - Old [4]	(2,105,265)	1.00
Repriced - New [4]	2,105,265	0.67
Forfeited	(3,050)	12.50
Exercised[1]	(3,062,465)	0.67
Outstanding, September 30, 2025	6,911,773	$15.34	4.73	$-

Exercisable, September 30, 2025	6,911,573	$15.29	4.73	$-

[1]	Warrants issued and exercised exclude 2,105,265 March 2025 Pre-Funded Warrants with an exercise price of $0.0001.

[2]	Warrants represent the reset of the exercise price of certain November 2024 warrants to purchase 957,200 shares of common stock from $2.06 to $1.00 per share.

[3]	Warrants represent the reset of the exercise price of certain March 2025 warrants to purchase 957,200 shares of common stock from $1.00 to $0.67 per share.

[4]	Warrants represent the reset of the exercise price of certain March 2025 warrants to purchase 2,105,265 shares of common stock from $1.00 to $0.67 per share.

The following table presents information related to stock warrants as of September 30, 2025:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.67	6,124,930	4.77	6,124,930
$2.06	679,800	4.69	679,800
$12.50	4,050	3.20	4,050
$47.50	20,347	3.45	20,347
$57.75	19,965	2.77	19,965
$350.00	27,551	2.57	27,551
$700.00	13,944	2.20	13,944
$1,760.50	200	-	-
$2,415.00	3,651	2.20	3,651
$4,025.00	17,335	2.20	17,335
	6,911,773	4.73	6,911,573

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company,” “we,” “us” or “our”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 should be read together with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. Additionally this discussion and analysis should be read together with the Company’s audited financial statements and related disclosures as of December 31, 2024 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 27, 2025. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Business Overview

We are a clinical stage specialty biopharmaceutical company leveraging advanced proprietary technologies to develop first-in-class drugs for patients with renal or inflammatory diseases with high unmet medical needs.

Our renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HβCD”), is in development to treat multiple renal indications. The lead indication is focal segmental glomerulosclerosis (FSGS). Our anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal IgG4 antibody targeting apoptosis-associated speck-like protein containing a caspase recruitment domain (“ASC”) in development to treat multiple inflammatory diseases. The lead indication is obesity with cardiometabolic comorbidities.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $24.3 million for the period from January 1, 2025 through September 30, 2025, compared to $8.0 million for the period from January 1, 2024 through September 30, 2024. As of September 30, 2025, we had an accumulated deficit of approximately $136.9 million and cash of $0.5 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Recent Developments

On July 15, 2025, we received a determination letter (the “Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) has determined to deny our request to continue our listing on The Nasdaq Capital Market. Our common stock was delisted on October 6, 2025. As a result of the delisting, there may be a very limited market in which our shares are traded, our stockholders may find it difficult to sell their shares of our common stock, and the trading price of our securities, if any, may be adversely affected. We applied for trading on the OTCQB® Venture Market (“OTCQB”) maintained by the OTC Markets Group Inc. to mitigate the risk of delisting from Nasdaq. Our application was approved on July 25, 2025, and our common stock began trading on OTCQB on July 28, 2025, under the symbol “ZVSA.”

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

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate or know the nature, timing and costs of the efforts that will be necessary to complete the remainder of the development of, or when, if ever, material net cash inflows may commence from our product candidates. This uncertainty is due to the numerous risks and uncertainties associated with the duration and cost of clinical trials, which vary significantly over the life of a project resulting from many factors, including:

●	the number of clinical sites included in the clinical trials;

●	the length of time required to enroll suitable patients;

●	the size of patient populations participating in the clinical trials;

●	the number of doses a patient receives;

●	the duration of patient follow-ups;
●	the number and types of assessments;

●	the development state of the product candidates; and

●	the efficacy and safety profile of the product candidates.

Our expenditures are subject to additional uncertainties, including the terms and timing of regulatory approvals, and the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights. We may never succeed in achieving regulatory approval for our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of our product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development. Product commercialization will take years and likely millions of dollars in development costs.

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

We expect that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and potential commercialization of our product candidates. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax compliance services, director and officer insurance, and investor and public relations costs.

Results of Operations

As we continue to explore commercial opportunities and partners in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials, services and other components associated with the development of our product candidates and manufacturing capabilities. We continue to monitor these developments closely to maintain operational efficiency and help mitigate potential future impacts.

Comparison of the three months ended September 30, 2025 and the three months ended September 30, 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and for the three months ended September 30, 2024.

	For the Three Months Ended		Favorable
	September 30,		(Unfavorable)
(in thousands)	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$365	$436	$71	16.3%
General and administrative	1,739	1,833	94	5.1%
Impairment of in-process research and development	18,648	-	(18,648)	(100.0)%
Total Operating Expenses	20,752	2,269	(18,483)	(814.6)%

Loss from Operations	(20,752)	(2,269)	(18,483)	(814.6)%

Other (Income) Expense, Net	(95)	132	227	172.0%

Pre-tax net loss	(20,657)	(2,401)	(18,256)	(760.3)%
Income tax benefit	851	-	851	100.0%
Net loss	$(19,806)	$(2,401)	$(17,405)	(724.9)%

Research and development expenses

Research and development expenses were $0.4 million for the three months ended September 30, 2025, a decrease of $0.1 million or 16.3% from the three months ended September 30, 2024. The decrease is attributable to lower research and development consultant costs of $75 thousand due to the use of fewer consultants in the current year.

General and administrative expenses

General and administrative expenses were $1.7 million for the three months ended September 30, 2025, a decrease of $0.1 million or 5.1% from the three months ended September 30, 2024. The decrease is primarily attributable to a decrease of $0.1 million due to lower director and officer insurance premiums, a $0.1 million decrease in professional fees due to lower accounting and legal expense, and a decrease of $0.1 million in stock-based compensation expense due to options becoming fully amortized in 2025. These decreases were slightly offset by an approximately $0.3 million increase in commitment fees related to the Equity Purchase Agreement entered into on June 24, 2025.

Impairment of in-process research and development

Impairment of in-process research and development was $18.6 million for the three months ended September 30, 2025 compared to $0.0 for the three months ended September 30, 2024. The impairment is a result of a significant and sustained decline in the Company’s market capitalization through September 30, 2025.

Other (Income) Expense, Net

Other (income) expense, net was $0.1 million for the three months ended September 30, 2025, an increase of $0.2 million from the three months ended September 30, 2024. The decrease in expense is primarily attributable to a mark to market adjustment in the fair value of equity payable due to the decreased price in stock.

Comparison of the nine months ended September 30, 2025 and the nine months ended September 30, 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024.

	For the Nine Months Ended		Favorable
	September 30,		(Unfavorable)
(in thousands)	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$1,034	$1,658	$624	37.6%
General and administrative	5,259	6,192	933	15.1%
Impairment of in-process research and development	18,648	-	(18,648)	(100.0)%
Total Operating Expenses	24,941	7,850	(17,091)	(217.7)%

Loss from Operations	(24,941)	(7,850)	(17,091)	(217.7)%

Other (Income) Expense, Net	185	132	(53)	(40.2)%

Pre-tax net loss	(25,126)	(7,982)	(17,144)	(214.8)%
Income tax benefit	852	(10)	862	8620.0%
Net loss	$(24,274)	$(7,992)	$(16,282)	(203.7)%

Research and development expenses

Research and development expenses were $1.0 million for the nine months ended September 30, 2025, a decrease of $0.6 million or 15.1% from the nine months ended September 30, 2024. The decrease is attributable to lower research and development consultant costs of $0.3 million due to fewer consultants, lower CRO fees of $0.2 million for VAR 200 and lower pre-clinical costs of IC 100 of $0.1 million.

General and administrative expenses

General and administrative expenses were $5.3 million for the nine months ended September 30, 2025, a decrease of $0.9 million or 20.6% from the nine months ended September 30, 2024. The decrease is primarily attributable to a decrease of $0.4 million due to lower director and officer insurance premiums, a $0.2 million decrease in investor and public relations marketing expense, a $0.2 million decrease in professional fees due to lower accounting and legal expense, and a decrease of $0.4 million in stock-based compensation expense due to options becoming fully amortized in 2025. These decreases were slightly offset by an approximately $0.3 million increase in commitment fees related to the Equity Purchase Agreement entered into on June 24, 2025.

Impairment of in-process research and development

Impairment of in-process research and development was $18.6 million for the nine months ended September 30, 2025 compared to $0.0 for the nine months ended September 30, 2024. The impairment is a result of a significant and sustained decline in the Company’s market capitalization through September 30, 2025.

Other (Income) Expense, Net

Other (income) expense, net was $0.2 million for the nine months ended September 30, 2025, an increase of $50 thousand from the nine months ended September 30, 2024. The increase in expense is primarily attributable to $250 thousand interest expense charged by a vendor for outstanding amounts owed offset by $200 thousand of income from a mark to market adjustment in the fair value of equity payable due to the decreased price in stock.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the nine months ended September 30, 2025 and for the nine months ended September 30, 2024:

	For the Nine Months Ended
	September 30,		Increase
(in thousands)	2025	2024	(decrease)
Net cash provided by (used in)
Operating activities	$(4,701)	$(6,305)	$1,604
Financing activities	3,698	3,290	408
Net Decrease in Cash	$(1,003)	$(3,015)	$2,012

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $4.7 million and $6.3 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $24.3 million and $8.0 million, respectively, offset by $18.2 million and $0.6 million, respectively, of net non-cash expenses, and approximately $1.3 million and $1.0 million, respectively, of cash generated by (used in) the levels of operating assets and liabilities, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $3.7 million and $3.3 million for the nine months ended September 30, 2025 and 2024, respectively. Cash provided by financing activities during the nine months ended September 30, 2025 represented $2.0 million of proceeds from the private placement of warrants and $2.1 million from the exercise proceeds of a warrant inducement offer. This was partially offset by ($0.4) million in registration and issuance costs associated with warrant issuance. Cash provided by financing activities during the nine months ended September 30, 2024 represented $2.7 million proceeds from the exercise of warrants and $0.8 million exercise proceeds of a warrant inducement offer. This was partially offset by ($0.2) million in registration and issuance costs associated with the warrant issuance.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at September 30, 2025 and 2024, respectively:

	September 30,	December 31,
(in thousands)	2025	2024
Current Assets	$996	$1,716
Current Liabilities	$12,766	$11,231
Working Capital Deficiency	$(11,770)	$(9,515)

Since our inception in 2014 through September 30, 2025, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $0.5 million as of September 30, 2025 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. It is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability to continue as a going concern. We incurred a net loss of $24.3 million for the nine months ended September 30, 2025 and had an accumulated deficit of $136.9 million on September 30, 2025. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed to fund our operations, to complete development of and to commercialize our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2025 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of September 30, 2025 are approximately $12.8 million for accounts payable and accrued expenses.

Future Capital Needs

We expect our cash on hand will enable us to invest in our continued development of VAR 200 and IC 100 on a month-to-month basis as cash is available. We intend to raise additional capital in the future to fund continued development.

We expect to raise additional capital by issuing equity, equity-linked securities, or debt in subsequent offerings. If we are unable to raise additional capital on terms favorable to us, we may not have sufficient liquidity to execute our business strategy. We have various warrants outstanding that can be exercised for our common stock, many of which must be exercised in exchange for cash by the holders of such warrants. If the market price of our common stock is less than the exercise price of a holder’s warrants, it is unlikely that holders will exercise their warrants. As such, we do not expect to receive significant proceeds in the near term from the exercise of most of our warrants based on the current market price of our common stock and the exercise prices of such warrants.

Our policy is to invest any cash exceeding our immediate requirements in investments designed to preserve the principal balance and provide liquidity while producing a modest return on investment.

We expect to continue to incur substantial additional operating losses for at least the next several years as we continue to develop our product candidates and seek marketing approval and, the eventual commercialization of our product candidates if approved. If we obtain marketing approval for our product candidates, we will incur significant sales, marketing and outsourced manufacturing expenses. In addition, we expect to incur additional expenses to add operational, financial, and information systems and personnel, to support our planned product development efforts, and other initiatives. We also expect to incur significant costs to comply with corporate governance, internal controls, and requirements applicable to public companies.

Our future use of operating cash and capital requirements will depend on many forward-looking factors, including the following:

●	the initiation, progress, timing, costs and results of clinical development plans and clinical trials for our product candidates;

●	the number and characteristics of product candidates that we develop or in-license;

●	the terms of any collaboration agreements we may choose to execute;

●	the outcome, timing and cost of meeting regulatory requirements established by the FDA or other comparable foreign regulatory authorities;

●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us;

●	the cost and timing of the implementation of commercial scale manufacturing activities; and

●	the cost of establishing, or outsourcing, sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

To continue to grow our business over the longer term, we plan to commit substantial resources to research and development, clinical trials of our product candidates, and other operations and potential product acquisitions and in-licensing. We have evaluated and expect to continue to evaluate a wide array of strategic transactions as part of our plan to acquire or in-license approved or development products and develop additional products and product candidates to augment our internal development pipeline or expand our existing operations. Strategic transaction opportunities that we may pursue could materially affect our liquidity and capital resources and may require us to incur additional indebtedness, seek equity capital or both. Strategic transactions may also be structured as a collaboration or partnering arrangement. We have no arrangements, agreements, or understandings in place at the present time to enter into any acquisition, in-licensing or similar strategic business transaction. We continue to evaluate commercial collaborations and strategic relationships with established pharmaceutical companies, which would provide us with more immediate access to marketing, sales, market access and distribution infrastructure.

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

JOBS Act Accounting Election

ZyVersa is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The JOBS Act permits companies with emerging growth company status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they apply to private companies. ZyVersa expects to use this extended transition period to enable compliance with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (1) is no longer an emerging growth company or (2) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, the Company intends to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements with any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Impairment of In-Process Research and Development

The Company reviews for the impairment of in-process research and development whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgement, and actual results may differ from assumed and estimated amounts.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes as of the date of this Quarterly Report on Form 10-Q to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, other than those described below.

Our common stock has been delisted from The Nasdaq Capital Market.

Effective October 6, 2025, our common stock was delisted from The Nasdaq Capital Market. Our common stock is currently quoted on the OTCQB under the ticker symbol “ZVSA.” We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future. Stocks trading in the OTC Markets generally have substantially less liquidity; consequently, it can be much more difficult for stockholders and broker/dealers to purchase and sell our shares in an orderly manner or at all. Due in part to the decreased trading price of our common stock and reduced analyst coverage, the trading price of our common stock may change quickly, and brokers may not be able to execute trades as quickly as they previously could when our common stock was listed on a national exchange.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Plans

During the nine months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed with the SEC on August 9, 2024).
3.2	Second Amended and Restated Bylaws of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.3	Certificate of Designation relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.1	Form of Series A-4 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.1	Inducement Letter, dated July 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.2	Financial Advisory Agreement, dated July 8, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 19, 2025	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: November 19, 2025	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

