Form 10-K
period 2025-12-31
ZyVersa Therapeutics, Inc.
filed 2026-03-31
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission File Number: 001-41184

ZYVERSA THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-2685744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2436 N. Federal Highway, Suite 466 Lighthouse Point, FL 33064	33064
(Address of principal executive offices)	(Zip Code)

(754) 231-1688
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ZVSA	*

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

*	The Company’s common stock is quoted on the OTCQB® Venture Market under the symbol “ZVSA.”

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sales price of $0.68 for such shares on the Nasdaq Capital Market on June 30, 2025) was approximately $3.3 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors, and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors, and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors, and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 25, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 8,095,921.

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

There are a number of important factors that could cause the actual results to differ materially from those expressed in any forward-looking statement made by us. These factors include, but are not limited to:

●	our ability to continue as a going concern;
●	the costs associated with our business;

●	our financial and business performance, including financial projections and business metrics;

●	our ability to achieve and maintain profitability in the future

●	our ability to effectively grow and expand operations;

●	the risk of disruption to our current plans and operations;

●	the potential for business or economic disruptions, including those caused by catastrophic events;

●	our ability to maintain the quotation of our securities on the OTCQB® Venture Market, and the potential liquidity and trading of our securities;

●	our ability to recognize the anticipated benefits of our business, which may be affected by, among other things, the ability to grow and manage our research and development and clinical activity, and retain key employees;

●	the impact of changes to applicable laws or regulations;

●	our future capital requirements and sources and uses of cash, including the ability to access sources of capital or raise financing in the future;

●	the strength of our network, effectiveness of its technology, and quality of the offerings provided through our platform;

●	the projected financial information, growth rate, strategies, and market opportunities for our business;

●	our ability to maintain our existing license agreements and other collaborative arrangements;

●	our ability to obtain and maintain regulatory approval for our product candidates, and any related restrictions and limitations of any approved products in the future;

●	the success, cost and timing of our research and development strategies and activities;

●	our ability to successfully launch our product candidates and be accepted by the market;

●	our ability, assessment of, and strategies to compete with our competitors;

●	our ability to attract and retain talent and the effectiveness of our compensation strategies and leadership;

●	our ability to maintain our licenses and operate in the heavily regulated pharmaceutical industries;

●	our ability to prevent and guard against cybersecurity attacks;

●	our reliance on third-party service providers for processing payments, web and mobile operating systems, software, background checks, and insurance policies;

●	our ability to establish and maintain an effective system of internal controls over financial reporting;

●	the outcome of any known and unknown litigation and regulatory proceedings, including the occurrence of any event, change or other circumstances, including the outcome of any legal proceedings that may be instituted against us that could impact our business;

●	our ability to maintain and protect our brand and intellectual property; and

●	other factors detailed under the section entitled “Risk Factors.”

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

Our renal pipeline is initially focused on rare, chronic glomerular diseases. Our lead indication for VAR 200 is focal segmental glomerulosclerosis (“FSGS”). We plan to initiate a Phase 2a basket trial in FSGS and Alport syndrome patients in Q2-2026. VAR 200 has pharmacologic proof-of-concept data in animal models representative of FSGS, Alport Syndrome, and diabetic kidney disease.

Our Inflammasome ASC Inhibitor IC 100 focuses on chronic inflammatory diseases. Our lead indication for IC 100 is cardiometabolic conditions associated with obesity. IC 100’s preclinical development is nearing completion. Our focus is on advancing IC 100 toward a currently planned IND submission in Q4-2026, followed by initiation of a Phase 1 trial in healthy overweight patients with a BMI between 27 – 30 at risk for cardiometabolic conditions. We are preparing to initiate IND-enabling preclinical studies in an animal model of diet-induced obesity, which develops metabolic complications, and an animal model representative of an orphan renal disease in Q2-2026.

About Chronic Kidney Disease (CKD)

Chronic kidney disease (“CKD”) is an increasing public health problem which affects over 750 million people worldwide, and approximately 37 million in the United States. The National Kidney Foundation estimates that approximately 80 million adults are at risk for kidney disease in the United States. With no disease modifying drug therapies commercially available, a sizeable percentage of kidney patients progress to end-stage renal disease (“ESRD”), requiring dialysis or transplant to survive. According to the Centers for Disease Control and Prevention, in 2018, approximately 131,600 people in the United States started treatment for ESRD, and nearly 786,000 people are currently living with ESRD in the United States (of those 786,000 people, approximately 71% are on dialysis, and 29% are living with a kidney transplant). Further, the economic burden associated with chronic kidney disease is substantial, with Medicare Fee-for-Service spending of $130 billion in 2018 according to the National Kidney Foundation. We believe the high incidence level and the steep monetary burden caused by CKD create a need for effective, disease modifying drug therapies. We believe that VAR 200 has the potential to help reduce the number of patients developing renal failure by mediating removal of excess renal cholesterol and lipids that contribute to kidney damage and dysfunction,

Our lead renal indication is FSGS, which is a progressive form of kidney disease with no approved drug therapies. Approximately 40-60% of FSGS patients develop end stage kidney disease within 10-20 years, requiring dialysis and ultimately kidney transplant to survive. FSGS is an orphan disease affecting approximately 40,000 people in the United States. It is characterized by injury to the kidneys’ filtration system or “glomerular podocytes” leading to scarring that is focal (i.e., affecting only some glomerulus) and segmental (i.e., affecting only part of glomerulus). Accumulation of cholesterol and lipids in renal glomeruli, which has been associated with structural damage and impaired kidney function, has been seen in FSGS patient biopsies and in representative FSGS animal models. Damage to the glomeruli causes protein to leak into urine, a condition known as proteinuria. As the level of protein increases in the urine, patients develop a specific set of symptoms known as nephrotic syndrome. Proteinuria is strongly associated with kidney disease progression, and nephrotic syndrome is generally predictive of a poor prognosis. Approximately 70% of FSGS patients present with nephrotic syndrome at diagnosis. By mediating removal of excess cholesterol from renal glomeruli, we believe that VAR 200 has the potential to preserve renal structure and function and thereby reduce proteinuria that leads to FSGS progression.

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

Inflammasomes are comprised of 3 proteins: (i) one of several types of sensor molecules, (ii) an apoptosis-associated speck-like protein containing a caspase recruitment domain (“ASC”), and (iii) proinflammatory caspase-1 (“pro-caspase-1”). There are multiple types of inflammasomes that trigger inflammation. They are named based on their associated sensor molecule, such as NLRP1, NLRP2, NLRP3, NLRC4, AIM2, and Pyrin. Numerous inflammatory diseases are often associated with activation of multiple types of inflammasomes. For example, obesity is associated with activation of AIM2 and NLRP3, insulin resistance is associated with AIM2, NLRP3, and NLRC4 and diabetic nephropathy is associated with activation of AIM2, NLRP3, and NLRC4. The ASC component of inflammasomes is a promising drug target since it is a component of the six most common types of inflammasomes referenced above. We believe targeting ASC is more effective than targeting a specific sensor protein such as NLRP3, that inhibits only one type of inflammasome. In addition to its pivotal role in inflammasome formation and activation required for initiation of an inflammatory response, ASC also plays a role in the perpetuation of inflammation associated with extracellular release of ASC specks. By targeting ASC, we believe IC 100 has potential to effectively control inflammation in a multitude of inflammatory diseases.

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

Phase 2: Testing in a small number of patients to assess safety, monitor how a drug is metabolized, and gather initial data on efficacy

Phase 3: Large trial in patients to test efficacy and safety that are used for regulatory approval

Business Strategy

We seek to be recognized as a leading biopharmaceutical company at the forefront of innovation for patients with high unmet medical needs. We are committed to restoring health and transforming the lives of patients through development of biopharmaceutical products. Our strategy is to:

●	Advance development of Cholesterol Efflux MediatorTM VAR 200. We intend to advance development of VAR 200 by initiating a small Phase 2a trial in FSGS and Alport syndrome patients in Q2-2026.

●	Advance development of Inflammasome ASC Inhibitor IC 100. We intend to advance our IC 100 preclinical program toward a planned IND submission Q4-2026, followed by initiation of a Phase 1 trial in healthy patients with a BMI between 27 – 30 at risk for cardiometabolic conditions. In preparation for IND submission, we are preparing to initiate an IND-enabling preclinical study in a diet-induced obesity animal model,that develops cardiometabolic conditions.

●	Capitalize on our indication expansion strategy to maximize the commercial potential for each of our product platforms by developing multiple indications in their respective therapeutic areas. Our current pipeline includes three potential indications for our Cholesterol Efflux MediatorTM VAR 200 Platform, FSGS (lead indication), Alport Syndrome, and diabetic kidney disease. Two near-term potential indications for our Inflammasome ASC inhibitor IC 100 platform are cardiometabolic conditions associated with obesity (lead indication) and an orphan renal disease. We intend to leverage our knowledge from preclinical and clinical programs from both product platforms to identify other opportunities for indication expansion.

●	Maintain rights to develop and commercialize our product candidates. We intend to maintain the rights to develop and commercialize our product candidates in the United States, while pursuing strategic alliances and collaborations with other pharmaceutical companies to accelerate development, share risk, supplement our resources and maximize potential outside the United States.

●	Expand our product candidate portfolio. We plan to expand our product portfolio by leveraging our expertise in development and commercialization to identify and in-license additional drug candidates with significant clinical and commercial potential. In addition to indication expansion for our VAR 200 and IC 100 platforms, our business strategy includes identifying and opportunistically acquiring development and commercialization rights to technologies relating to the treatment of kidney and inflammatory diseases.

●	Continue to strengthen and expand our intellectual property portfolio. The intellectual property for VAR 200 is comprised of a portfolio of issued and pending patents in the United States and other countries. We have 2 patent families covering glomerular disorders and disease, and diabetic kidney disease. Likewise, we plan to seek orphan drug designation for FSGS and Alport Syndrome, which would provide 7 years exclusivity in United States and 10 years in European Union, if approved in each of those jurisdictions. Intellectual Property for IC 100 is comprised of a portfolio of issued and pending patents in the United States and other countries. We have 5 patent families covering composition of matter, biomarkers, and methods of use. Additionally, we plan to seek orphan exclusivity for any rare disease indications we develop for IC 100. For both product platforms, our proprietary position is reinforced by additional technical know-how and trade secrets. We plan to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our product candidates by filing for patents or other applicable intellectual property protection covering new or enhanced proprietary technology, and new formulations, dosing regimens, and administration routes in development.

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

VAR 200 was developed to mediate removal of excess cholesterol that damages renal glomeruli, with the intent to preserve renal structure and function and reduce proteinuria that leads to glomerular disease progression. We are planning to initiate a small Phase 2a basket trial in FSGS and Alport syndrome patients in Q2-2026.

Role of Cholesterol and Lipid Accumulation in Glomerular Diseases (Including FSGS, Alport Syndrome, and Diabetic Kidney Disease)

In chronic glomerular diseases, cholesterol and lipids accumulates in glomerular podocytes, due in part to impaired transport out of the cell, or “efflux,” resulting from reduced expression of the cholesterol transporters ABCA1 and ABCG1. Glomerular lipid accumulation has been demonstrated in in vitro podocyte studies, human biopsy data, and in animal models of various kidney diseases, including FSGS, Alport syndrome, and diabetic kidney disease. As shown below, the lipid accumulation causes distorted podocyte structure, damaged podocyte foot processes, and podocyte detachment and loss, which impairs kidney filtration resulting in proteinuria and disease progression. Preclinical animal models with VAR 200 show that reduction in podocyte cholesterol and lipids protects against ongoing kidney damage and progression of disease, which we hypothesize will translate to patients with kidney disease and potentially reduce or delay the need for dialysis and ultimately transplant.

Normal: Intact podocytes foot process

Lumen

Abnormal: Flattened podocytes

Capillary

Image adapted from D'Agati et al: N Engl J Med 2011; 365:2398-2411

VAR 200 Mechanism of Action

VAR 200’s active ingredient, 2HβCD, is comprised of seven sugar molecules bound together in a 3-D ring with a hydrophobic core and hydrophilic exterior. VAR 200 mediates cholesterol and lipid efflux both passively and actively by interacting with hydrophilic components of the glomerular membrane.

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

Preclinical Support for VAR 200

We believe that VAR 200 has an established benefit/risk profile supported by IND-enabling preclinical studies demonstrating safety and proof of concept, which led to FDA clearance to progress into Phase 2 clinical trials. Data from animal models representing FSGS, Alport Syndrome, and diabetic kidney disease consistently demonstrate that VAR 200 promotes cholesterol and lipid removal from podocytes, protecting the kidney’s filtration system from damage and reducing protein spillage into the urine or “proteinuria.” These types of outcomes are thought to be key to delaying or preventing progression of kidney disease. For a detailed overview of VAR 200’s preclinical data, refer to the VAR 200 White Paper at https://www.zyversa.com/renal-lipids/white-paper-renal-lipids-in-the-pathogenesis-of-kidney-disease.

Inflammasome ASC Inhibitor IC 100

IC 100 is a humanized monoclonal antibody inflammasome ASC inhibitor in preclinical development for the treatment of numerous inflammatory diseases, with cardiometabolic conditions associated with obesity as the lead. IC 100 was developed with the intent of attenuating chronic aberrant inflammation that is pathogenic in a multitude of inflammatory diseases by attenuating initiation and perpetuation of inflammation to stop disease progression and improve quality of life.

Our focus is on advancing IC 100 toward a planned IND submission in Q4-2026, following which we intend to initiate a Phase 1 trial in healthy subjects who are overweight (BMI 27 -30) and at risk of cardiometabolic conditions. Non-GLP toxicology data with IC 100 in mice and non-human primates (“NHP”) demonstrate no adverse effects nor anti-drug antibodies at doses as high as 300 mg/kg. We are preparing to initiate IND-enabling preclinical studies in an animal models of diet-induced obesity that develops metabolic complications, and an animal model representative of an orphan renal disease in Q2-2026.

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

Inflammasome Activation in One Condition Can Impact Another

A paper published in Translational Research demonstrates that inflammasome activity and signaling proteins triggered by one unique inflammatory condition can impact and potentially interact with another. The authors provided extensive evidence that traumatic brain injury (TBI) and Alzheimer’s disease (AD) are linked by activation of multiple types of inflammasomes (NLRP3, NLRP1, and AIM2). In each condition, inflammasome activation leads to cell death and release of active cytokines and ASC specks to neighboring cells allowing for one condition to potentially exacerbate the other. For example, individuals with a history of moderate TBI have a 2.3 times greater risk of developing AD. Likewise, AD pathology is potentially exacerbated by inflammasome activation in patients with TBI through IL-18 and pathological ASC speck interactions with amyloid beta and phosphorylated tau, hallmarks of AD. The authors reported that inflammasome ASC represents a promising therapeutic target for TBI and AD because of ASC’s unique role in heightening and perpetuating inflammation in neighboring cells, and its pathological interactions with amyloid beta and phosphorylated tau. In a subsequent study, also published in Translational Research by several of the same authors, researchers evaluated if blocking inflammasome activity by inhibiting ASC with IC 100 reduces the elevated inflammatory response in AD mice after TBI. Data demonstrated that IC 100 resulted in reduction of inflammasome-mediated cytokine IL-1β in the injured cortex of AD mice at 1-week post-injury.

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

IC 100 has preclinical data substantiating its mechanism of action in both CNS and Non-CNS diseases, summarized below. For a detailed overview of IC 100’s preclinical data, refer to the IC 100 White Paper at https://investors.zyversa.com/static-files/64964310-ab95-4a06-bc47-dd44c63dc5c7.

For a detailed overview of IC 100’s preclinical data, refer to the IC 100 White Paper at https://investors.zyversa.com/static-files/64964310-ab95-4a06-bc47-dd44c63dc5c7.

Market and Commercial Opportunity

We believe that each of our product candidates has potential for treatment of numerous diseases with significant unmet medical needs. VAR 200 has potential to treat Alport syndrome, diabetic nephropathy, and other glomerular diseases in addition to its lead indication, focal segmental glomerulosclerosis (FSGS). IC 100 has potential to treat multiple and diverse inflammatory diseases, including, but not limited to orphan renal diseases, Parkinson’s and Alzheimer’s diseases, in addition to its lead indication, cardiometabolic conditions associated with obesity.

Cholesterol Efflux MediatorTM VAR 200 Opportunity

According to a report from Precedence Research, the global renal drug market was $20 billion in 2024 and projected to reach $30 billion by 2034. There are two key drivers of this growth. The first is the significant increase in obesity and diabetes which lead to renal disease. The second is a resurgence in development of innovative new drug therapies resulting from the increasing economic and societal burdens of chronic kidney disease, as well as advances in technology facilitating a better understanding of the molecular mechanisms underlying kidney disease. A more recent growth driver is data from the Parasol project supporting use of 2-year changes in proteinuria as an endpoint for approval of FSGS drugs, that will shorten the regulatory path. The Parasol project, co-chaired by Dr. Aliza Thompson, Director of the Cardio-Renal Division at the FDA, was prompted by the urgent need to develop safe and effective therapies for people with FSGS since there are no approved drug therapies. The goal of Parasol was to define a traditional or reasonably likely surrogate endpoint for use in FSGS clinical trials to enable accelerated approval of novel therapies and expedite access to effective treatments for this rare but devastating glomerular disorder. PARASOL was a partnership among NephCure, the National Kidney Foundation, the International Society of Glomerular Disease, and the Kidney Health Initiative, who brought together all the relevant parties - patients, clinical nephrologists, industry sponsors, basic scientists, biostatisticians, and regulatory authorities. PARASOL’s analysis of 1600 FSGS patients found that a reduction in proteinuria over 24 months was strongly associated with a reduced risk of kidney failure. Based on the data, Parasol recommended proteinuria as a surrogate endpoint for full regulatory approval of FSGS drugs.

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

Research and Development

We spent approximately $1.1 million for the year ended December 31, 2025, and $1.8 million for the year ended December 31, 2024. For the year ended December 31, 2025, there was an $18.6 million impairment charge related to in-process research and development (“IPR&D”), which was recorded upon the determination that the carrying value of our IPR&D intangible asset may not be recoverable.

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

For instance, there are currently several other companies with drugs in clinical development for FSGS, targeting inflammation, hypertension, and fibrosis. Among our competitors, there are products in various phases of development, including compounds in Phase 2 and Phase 3 of development. However, we believe that VAR 200 may be the only drug currently in development that lipotoxicity. The current treatment algorithm for renal disease includes multiple drug therapies to address the various pathways contributing to renal disease. We believe that VAR 200 could potentially be used in combination with other treatment modalities addressing other pathogenic pathways.

Additionally, there are a number of other companies developing drugs targeting inflammasome pathways, mainly NLRP3 inflammasome pathways, some of which have clinical trials underway in multiple indications. Indications being evaluated in current Phase 2 clinical trials include obesity-related cardometabolic comorbidities, obesity-related osteoarthritis, recurrent pericarditis, and Parkinson’s disease. We believe that IC 100 may be the only monoclonal antibody targeting the ASC component of the inflammasome, which can potentially inhibit multiple types of inflammasomes and disrupt the structure and function of ASC specks to prevent initiation and perpetuation of inflammation.

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

Employees

As of December 31, 2025, we had six (6) full-time employees. We believe our relations with our employees are good. In addition, we utilize and will continue to utilize consultants, clinical research organizations and third parties to perform our pre-clinical studies, clinical studies, manufacturing and regulatory functions.

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

Item 1A. RISK FACTORS

There have been no material changes as of the date of this Annual Report on Form 10-K to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 27, 2025, other than those described below.

We have never been profitable.

To date, we do not have data to support regulatory approval of any of our drug products, we have no products approved for commercial sale in any jurisdiction, and we have not generated any revenue from product sales. As a result, our ability to curtail our losses and reach profitability is unproven, and we may never achieve or sustain profitability.

We have never been profitable and do not expect to be profitable for the foreseeable future. As of December 31, 2025, our accumulated net loss was approximately $204 million, inclusive of the period prior to the Business Combination period. We have devoted most of our financial resources to our organizational and capital-raising activities and negotiating our license agreements, and other strategic partnerships and collaborations. We have not completed development of any product candidate through the receipt of marketing approval, and we have therefore not generated any revenues from product sales. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. We expect to incur increased expenses as we continue the clinical development of VAR 200 and preclinical development of IC 100 and other product candidates that we may seek to develop and for which we may seek marketing approval in the United States and elsewhere. We also expect an increase in our expenses associated with creating additional infrastructure (including hiring additional personnel) to commence clinical trials and continue the development and commercialization of VAR 200 and IC 100 and other product candidates that we may seek to develop. As a result, we expect to continue to incur net losses and negative cash flows for the foreseeable future. These net losses and negative cash flows have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital.

To date, we have financed our operations through the sale of our equity securities. The amount of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues. If we are unable to develop and commercialize VAR 200, IC 100, or any other product candidates that we may seek to develop, either alone or with collaborators, or if revenues from any product candidate that receives marketing approval are insufficient, we may not be able to raise additional capital and will not achieve profitability. Current limitations on accessing capital in a risk-averse environment for the biotechnology sector, characterized by decreased investor appetite, market volatility, and regulatory uncertainty, have contributed to a sustained decline in our market capitalization. As a result, in September 2025, we determined that the carrying value of our in-process research and development intangible asset was not recoverable and recorded an $18.6 million impairment charge.

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

ITEM 2. PROPERTIES

Our principal executive offices are located at 2200 North Commerce Parkway, Suite 208, Weston, Florida 33326. On January 18, 2019, we entered into a lease agreement (the “Lease”) for 3,502 square feet of office space located at this facility, with a lease term of 60 months beginning in January 2019 and ending in January 2024. On January 15, 2024, the Company extended the lease for an additional year and on January 9, 2025, the Company extended the lease for an additional year. The lease agreement ended on January 31, 2026 and it was not extended.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB® Venture Market under the symbol “ZVSA”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Prior to July 17, 2025, our common stock traded on The Nasdaq Capital Market.

Holders

As of March 25, 2026, there were approximately 88 holders of record of our common stock. These numbers do not include beneficial owners whose shares were held in street name. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees.

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

Penny Stock Regulations

The SEC has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks, and (ii) that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person, and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that such person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination, and (ii) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities, and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to buy or sell shares of our common stock, which may affect the ability of our shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock in the marketplace. In addition, the liquidity for our common stock may be decreased, with a corresponding decrease in the price of our common stock. Our shares are likely to be subject to such penny stock rules for the foreseeable future.

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

Our renal drug candidate, which we refer to as Cholesterol Efflux MediatorTM VAR 200 (2-hydroxypropyl-beta-cyclodextrin or “2HβCD”), is in development to treat multiple renal indications. The lead indication is focal segmental glomerulosclerosis (FSGS). Our anti-inflammatory drug candidate, which we refer to as Inflammasome ASC Inhibitor IC 100, is a humanized monoclonal IgG4 antibody targeting apoptosis-associated speck-like protein containing a caspase recruitment domain (“ASC”) in development to treat multiple inflammatory diseases. The lead indication is obesity-related cardiometabolic comorbidities.

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $25.0 million for the period from January 1, 2025 through December 31, 2025, compared to $9.4 million for the period from January 1, 2024 through December 31, 2024. As of December 31, 2025, we had an accumulated deficit of approximately $137.6 million and cash of $0.1 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Comparison of the years ended December 31, 2025 and December 31, 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and December 31, 2024.

	For the Years Ended		Favorable
	December 31,		(Unfavorable)
(in thousands)	2025	2024	$ Change	% Change
Operating expenses:
Research and development	$1,113	$1,779	$666	37.4%
General and administrative	5,732	7,358	1,626	22.1%
Impairment of in-process research and development	18,648	-	(18,648)	0.0%
Total Operating Expenses	25,493	9,137	(16,356)	(179.0)%

Loss from Operations	(25,493)	(9,137)	(16,356)	(179.0)%

Other (Income) Expense, Net	312	270	(42)	(100.0)%

Pre-tax net loss	(25,805)	(9,407)	(16,398)	(174.3)%
Income tax benefit	852	(6)	858	(100.0)%
Net loss	$(24,953)	$(9,413)	$(15,540)	(165.1)%

Research and development expenses

Research and development expenses were approximately $1.1 million for the year ended December 31, 2025, a decrease of approximately $0.7 million or 37.4% from the year ended December 31, 2024. The decrease is attributable to fewer consultants utilized in 2025 for a decrease of $0.3 million, retirement of Chief Medical Officer in late 2025 for a net decrease of $0.1 million, decrease in VAR200 clinical patient trial expense of $0.1 million, as program paused in 2025, and a decrease in preclinical bioassay IC100 work of $0.1 million which was completed in 2024.

General and administrative expenses

General and administrative expenses were approximately $5.7 million for the year ended December 31, 2025, a decrease of approximately $1.6 million or 22.1% from the year ended December 31, 2024. The decrease is attributable to $0.5 million decrease in director and officer insurance due to reduced costs in the third year of being a public company, a $0.4 million decrease in stock-based compensation as a result of options becoming fully amortized in 2025, a $0.4 million decrease in marketing expense due to fewer investor relations and public relations firms used in 2025, and a $0.2 million decrease in Delaware franchise tax as a result of a decrease in total assets.

Impairment of in-process research and development

For the year ended December 31, 2025, impairment of in-process research and development was $18.6 million which is a result of a significant and sustained decline in the Company’s market capitalization. There was no impairment for the year ended December 31, 2024.

Other (Income) Expense, Net

Other (income) expense, net was $312 thousand for the year ended December 31, 2025, an increase of $42 thousand from the year ended December 31, 2024. The increase in expense is attributable to $243 thousand increase in interest expense charged by a vendor for outstanding amounts owed offset by a decrease of $201 thousand for a mark to market adjustment in the fair value of equity payable due to the decreased price in stock.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,		Increase
(in thousands)	2025	2024	(decrease)
Net cash provided by (used in)
Operating activities	$(5,114)	$(7,560)	$2,446
Financing activities	3,685	5,953	(2,268)
Net Decrease in Cash	$(1,429)	$(1,607)	$178

Cash Flows from Operating Activities

Net cash used in operating activities was approximately $5.1 million and $7.6 million for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the net cash used in operating activities was primarily attributable to the net loss of approximately $25.1 million and $9.4 million, respectively, offset by $18.3 million and $0.9 million, respectively, of net non-cash expenses, and approximately $1.7 million and $1.0 million, respectively, of cash generated by the levels of operating assets and liabilities, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $3.7 million and $5.9 million for the years ended December 31, 2025 and 2024, respectively. Cash provided by financing activities during the year ended December 31, 2025 represented proceeds from the exercise of warrants and private placement of warrants. Cash provided by financing activities during the year ended December 31, 2024 represented proceeds from the exercise of warrants and at the market stock proceeds.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at December 31, 2025 and 2024, respectively:

	December 31,	December 31,
(in thousands)	2025	2024
Current Assets	$348	$1,716
Current Liabilities	$12,735	$11,231
Working Capital Deficiency	$(12,387)	$(9,515)

Since our inception in 2014 through December 31, 2025, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $0.1 million as of December 31, 2025 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. It is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability to continue as a going concern. We incurred a net loss of $25.0 million for the year ended December 31, 2025 and had an accumulated deficit of $137.6 million on December 31, 2025. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. On February 27, 2026, the Company entered into a Securities Purchase agreement and received approximately $1.0 million. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed to fund our operations, to complete development of and to commercialize our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2025 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of December 31, 2025 are approximately $12.7 million for accounts payable and accrued expenses.

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

Impairment of In-Process Research and Development

The Company reviews for the impairment of in-process research and development at a minimum annually, but more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value.

During the year ended December 31, 2025, we determined that it was more likely than not that the Company’s single reporting unit’s fair value was below its carrying amount, due to significant and sustained decline in the Company’s market capitalization. Current limitations on accessing significant capital in what is currently a risk averse environment for biotech (as evidenced by decreased investor appetite for risk, market volatility, regulatory uncertainty from a changing Food and Drug Administration and a challenging economic environment), resulted in a sustained decline in the Company’s market capitalization, and the Company’s ability to further finance the development of its drug candidates to the next milestone could be adversely impacted. Accordingly, the Company determined that the carrying value of its IPR&D intangible asset was not recoverable and it was fully impaired. Therefore, the Company recorded an $18.6 million impairment charge, reflected within operating expenses in the consolidated statements of operations for the year ended December 31, 2025.

The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgement, and actual results may differ from assumed and estimated amounts.

There are other items within our financial statements that require estimation but are not deemed critical, as defined above.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a prospective basis effective January 1, 2025. There was no material impact to the Company’s financial statements as a result of adopting ASU 2023-09. Refer to Note 6 – Income Taxes for the inclusion of new disclosures required.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed pursuant to this Item 8 are found on pages F-1 through F-22 following the Exhibit Index of this Annual Report on Form 10-K.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning our executive officers and directors.

Name	Age	Position
Stephen C. Glover	66	Chief Executive Officer, President and Chairman
Karen A. Cashmere	74	Chief Commercial Officer
Peter Wolfe	58	Chief Financial Officer and Secretary
Pablo A. Guzman, M.D.	76	Chief Medical Officer and Senior Vice President of Medical Affairs
Min Chul Park, Ph.D.	44	Director
James Sapirstein	64	Director
Gregory Freitag	64	Director

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

James Sapirstein. James Sapirstein has served as a member of our board of directors since January 2023. Mr. Sapirstein is currently the Chairman and Chief Executive Officer of 8 Prime Biosciences. He served as Chairman and CEO of Entero Therapeutics (ENTO:NASDAQ) from October 2019 until February 2025 and served as Chief Executive Officer of Contravir Pharmaceuticals from March 2014 until October 2018. Mr. Sapirstein served as the Chief Executive Officer of three NASDAQ listed companies. Mr. Sapirstein has raised over $600 Million dollars in venture capital and public capital markets financing in his various engagements as Chief Executive Officer. He was named as a Finalist for the Ernst & Young Entrepreneur of the Year award in 2015 as well as in 2016. He was Chairman of the Board for BioNJ, an association of biopharma industries in New Jersey from February 2017 to February 2019. In addition, he is a former member of the Board of Directors for BIO (Biotechnology Innovation Organization), the leading biotechnology trade organization promoting public policy and networking in the healthcare space, where he sat on several committees including the Emerging Companies Section Governing Board. Mr. Sapirstein was selected to serve as a member of the Board because of his extensive experience as an executive in the biotech and pharmaceutical sectors and as a director for multiple public companies in such sectors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2025. During fiscal year ended December 31, 2025, Ms. Cashmere filed one late Form 4 with respect to one transaction.

To our knowledge, based solely on a review of the reports filed electronically with the SEC during the Company’s most recent fiscal year and, where applicable, written representations that no other reports were required, we believe that all other Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with in a timely manner during fiscal year ended December 31, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our principal executive officer and certain other executive officers in 2025 and 2024 for services rendered in all capacities to us and our subsidiaries during 2025 and 2024.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	Total Compensation ($)

Stephen C. Glover	2025	550,000	-	72,910	622,910
Co-Founder, Chief Executive Officer, President and Chairman	2024	550,000	-	-	550,000

Peter Wolfe	2025	395,000	-	32,008	427,008
Chief Financial Officer and Secretary	2024	395,000	-	-	395,000

Pablo A. Guzman, M.D.	2025	272,222	-	6,194	278,416
Chief Medical Officer and Senior Vice President of Medical Affairs	2024	350,000	-	-	350,000

(1)	The amounts reported represent the aggregate grant date fair value of the stock options awarded under our 2022 Omnibus Equity Incentive Plan and 2014 Equity Incentive Plan in the years ended December 31, 2025 and December 31, 2024 respectively, calculated in accordance with FASB ASC Topic 718. See Note 9 to our financial statements for the assumptions used in calculating the grant date fair value.

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

Outstanding Equity Awards at Fiscal Year-End 2025

	Option Awards (1)
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date

Stephen C. Glover	10/28/2016	483	(2)	-		1,760.50	10/28/2026
Co-Founder, Chief Executive Officer,	4/2/2019	757	(4)	-		4,053.00	4/2/2029
President and Chairman	2/8/2021	361	(4)	-		5,726.00	2/8/2031
	2/3/2022	227	(4)	-		5,726.00	2/3/2032
	5/24/2023	1,085	(4)	542	(4)	152.50	5/24/2033
	7/11/2025			136,900	(4)	0.59	7/11/2035

Peter Wolfe	10/30/2017	29	(3)	-		1,760.50	10/30/2027
Chief Financial Officer and Secretary	4/2/2019	114	(4)	-		4,053.00	4/2/2029
	2/8/2021	63	(4)	-		5,726.00	2/8/2031
	1/28/2022	63	(4)	-		5,726.00	1/28/2032
	5/24/2023	477	(4)	238	(4)	152.50	5/24/2033
	7/11/2025	-		60,100	(4)	0.59	7/11/2035

Pablo A. Guzman, M.D.	4/2/2019	57	(4)	-		4,053.00	4/1/2029
Chief Medical Officer and	10/31/2020	32	(2)	-		5,726.00	10/31/2030
Senior Vice	12/31/2020	9	(2)	-		5,726.00	12/31/2030
President of	3/31/2021	13	(2)	-		5,726.00	3/31/2031
Medical Affairs	6/30/2021	13	(2)	-		5,726.00	6/30/2031
	9/30/2021	13	(2)	-		5,726.00	9/30/2031
	12/31/2021	13	(2)	-		5,726.00	12/31/2031
	3/31/2022	13	(2)	-		5,726.00	3/31/2032
	6/30/2022	13	(2)	-		3,965.50	6/30/2032
	1/25/2023	191	(4)	95	(4)	738.50	1/25/2033
	7/11/2025	-		48,900	(4)	0.59	7/11/2035

(1)	All of the outstanding stock option awards issued prior to January 1, 2023 were granted under the ZyVersa 2014 Stock Plan (the “2014 Plan”), and those issued thereafter under the ZyVersa 2022 Omnibus Equity Incentive Plan (the “2022 Plan”)
(2)	The shares underlying each option immediately vested on the applicable grant date.
(3)	Fifty percent of the shares vested immediately and the remaining shares vested one-third annually over three years from the applicable grant date.
(4)	The shares underlying each option vested or will vest in equal annual installments over three years from the applicable grant date, subject to continuous service with the Company on each such date.

Non-Employee Director Compensation

The Board sets non-employee director compensation which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of our common stock to further align their interests with those of our stockholders. In 2025, each non-employee director of the Company was eligible to receive an annual fee of $40,000 as a member of the Board and an additional fee of (a) $7,500 for Compensation Committee members, (b) $15,000 for the Chairman of the Compensation Committee, (c) $4,000 for Corporate Governance Committee members, (d) $8,000 for the Chairman of the Corporate Governance Committee, (e) $8,000 for Audit Committee members, and (f) $18,500 for the Chairman of the Audit Committee.

The following table sets forth the compensation earned by all non-employee directors during the fiscal year ended December 31, 2025:

Name	Fees earned or paid in cash (1) ($)	Option awards (2) ($)	Total ($)

Gregory Freitag	62,500	5,894	68,394
James Sapirstein	63,500	5,894	69,394
Robert Finizio(3)	57,750	5,894	63,644
Min Chul Park	51,500	5,894	57,394

(1)	All fees earned or paid in cash are included in accounts payable on the balance sheet of the consolidated financial statements included herein.
(2)	The options granted to our non-employee directors vest over three years with 33 1/3% of the options vesting and becoming exercisable on the one-year anniversary of the option grant date, 33 1/3% vest and become exercisable on the two-year anniversary of the option grant date and 33 1/3% vest and become exercisable on the three-year anniversary of the option grant date, subject to the non-employee directors remaining on our Board through the applicable vesting dates.
(3)	Mr. Finizio resigned from our Board, effective December 2, 2025.

Actual fees earned or paid in cash, which are prorated for the amount of days on each of the committees in 2024, are as follows:

Mr. Freitag earned $40,000 as a member of the Board, $18,500 as the Chairman of the Audit Committee, and $4,000 as a member of the Nominating and Corporate Governance Committee. Mr. Freitag was also awarded an option grant pursuant to the Company’s 2022 Plan.

Mr. Sapirstein earned $40,000 as a member of the Board, $7,500 as a member of the Compensation Committee, $8,000 as the Chairman of the Nominating and Corporate Governance Committee, and $8,000 as a member of the Audit Committee. Mr. Sapirstein was also awarded an option grant pursuant to the Company’s 2022 Plan.

Mr. Finizio earned $36,667 as a member of the Board, $13,750 as the Chairman of the Compensation Committee, and $7,338 as a member of the Audit Committee. Mr. Finizio was also awarded an option grant pursuant to the Company’s 2022 Plan.

Dr. Park earned $40,000 as a member of the Board, $7,500 as a member of the Compensation Committee, and $4,000 as a member of the Nominating and Corporate Governance Committee. Dr. Park was also awarded an option grant pursuant to the Company’s 2022 Plan.

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

2022 Omnibus Equity Incentive Plan

The ZyVersa Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (the “2022 Plan”) became effective upon the consummation of the Business Combination on December 12, 2022. The purpose of the 2022 Plan is to provide a means whereby eligible employees, officers, non-employee directors and other individual service providers develop a sense of proprietorship and personal involvement in the development and financial success of the Company and to encourage them to devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. By means of the 2022 Plan, we seek to retain the services of such eligible persons and to provide incentives for such persons to exert maximum efforts for our success and the success of our subsidiaries. On June 11, 2025, our board of directors and stockholders approved an amendment and restatement of the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 382,122 shares.

The following table provides information as of December 31, 2025 with respect to our compensation plans under which equity compensation is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	387,033	(2)	$54.80	1
Equity compensation plans not approved by security holders	-		$-	-
Total	387,033		$54.80	1

(1)	Includes the 2014 Plan, which we assumed in the 2022 Business Combination, and the 2022 Plan.
(2)	Includes 4,912 and 382,121 shares of common stock issuable upon exercise of outstanding options pursuant to the 2014 Equity Incentive Plan and 2022 Omnibus Equity Incentive Plan, respectively, as of December 31, 2025.
(3)	The 2022 Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on the first day of January each calendar year during the term of the 2022 Plan by an amount equal to 4% of the number of shares outstanding on December 31, 2025.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth beneficial ownership of our Common Stock as of March 25, 2026 by:

●	each person known to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company;

●	each of the Company’s executive officers and directors; and

●	all of the Company’s current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of warrants or stock options or the vesting of restricted stock units, within 60 days of March 25, 2026. Shares subject to warrants or options that are currently exercisable or exercisable within 60 days of March 25, 2026 or subject to restricted stock units that vest within 60 days of March 25, 2026 are considered outstanding and beneficially owned by the person holding such warrants, options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to the Company, the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of each beneficial owner listed in the table below is c/o ZyVersa Therapeutics, Inc., 2346 N. Federal Highway, Suite 466, Lighthouse Point, Florida 33064.

The beneficial ownership of our Common Stock is based on 8,095,921 shares of Common Stock issued and outstanding as of March 25, 2026.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Directors and executive officers
Stephen C. Glover(1)	5,508	*
Min Chul Park, Ph.D.(2)	247	*
Peter Wolfe(3)	1,163	*
Karen Cashmere(4)	841	*
James Sapirstein(5)	132	*
Gregory Freitag(6)	132	*
All directors and executive officers as a group (6 individuals)	8,023	*
Other 5% beneficial owners
Armistice Capital Master Fund Ltd.(7)	898,547	9.99%
Anson Investments Master Fund LP(8)	664,000	7.58%

*	Indicates beneficial ownership of less than 1%.

(1)	Includes 1,821 shares of Common Stock held by Stephen C. Glover and affiliates, consisting of (i) 1,308 shares of Common Stock held of record by Stephen C. Glover; (ii) 126 shares of Common Stock held of record by MedicaRx Inc.; (iii) 245 shares of common stock held of record by Asclepius Life Sciences Fund, LP; and (iv) 142 shares of Common Stock held of record by Asclepius Master Fund, LTD. The amount also includes options and warrants that are exercisable as of or within 60 days of March 25, 2026 for 3,455 and 232, respectively, shares of Common Stock. Mr. Glover is the managing director of MedicaRx Inc., the managing director of Asclepius Master Fund, LTD, and the managing member of Asclepius Life Sciences Fund, LP.

(2)	Represents options that are exercisable as of or within 60 days of March 25, 2026 for 247 shares of Common Stock.

(3)	Represents: (i) 127 shares of Common Stock; and (ii) options and warrants that are exercisable as of or within 60 days of March 25, 2026 for 984 and 52, respectively, shares of common stock.

(4)	Represents options that are exercisable as of or within 60 days of March 25, 2026 for 841 shares of Common Stock.

(5)	Represents options that are exercisable as of or within 60 days of March 25, 2026 for 132 shares of common stock

(6)	Represents options that are exercisable as of or within 60 days of March 25, 2026 for 132 shares of common stock

(7)	Represents 898,547 shares of Common Stock issuable upon exercise of warrants, but excludes 5,226,383 shares of Common Stock underlying such warrants that are not currently exercisable as a result of a 9.99% beneficial ownership limitation blocker contained in such warrants. 6,124,930 shares of Common Stock underlying warrants that are not currently exercisable and will not become exercisable until stockholder approval is obtained. The securities are held of record by Armistice Capital Master Fund Ltd. Steve Boyd is the CIO of Armistice Capital, LLC and has sole voting and dispositive power over the securities held by Armistice Capital Master Fund Ltd. The business address for Armistice Capital Master Fund Ltd.is 510 Madison Avenue, 7th Floor, New York NY 10022.

(8)	Represents 664,000 shares of Common Stock, issuable upon exercise of warrants. The securities are held of record by Anson Investments Master Fund LP. Amin Nathoo and Moez Kassam are directors of Anson Advisors, Inc., and Tony Moore is principal of Anson Fund Management LP, each has voting and dispositive power over the securities held by Anson Investments Master Fund LP. The business address for Anson Investments Master Fund LP is 181 Bay Street, Suite 4200, Toronto, ON, M5J 2T3.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Type of Fees	2025	2024

Audit Fees (1)(2)	$339,065	$588,430
Audit-Related Fees (3)	-	-
Tax Fees (4)	-	-
All Other Fees	-	-
Total	$339,065	$588,430

(1)	Audit fees are fees for professional services rendered in connection with the audit of our consolidated financial statements, statutory filings and registration statements, review of interim financial statements, the review of documents filed with the SEC, comfort letters, consents and certain accounting and consultations in connection with the audits.
(2)	Audit fees for the years ended December 31, 2025 and 2024 include professional fees incurred by Ernst and Young of $0 and $20,900, respectively, and Marcum of $339,065 and $567,530, respectively.
(3)	Audit-related fees are fees for services related to accounting consultation and compliance with regulatory requirements and are not reported under “Audit Fees”.
(4)	Tax fees are for services related to tax compliance, tax planning and tax advice. These services included annual U.S. federal and state compliance and preparation of related tax returns and reports.

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

All services rendered by EY and Marcum for the year ended December 31, 2024, and by Marcum for the year ended December 31, 2025, were pre-approved in accordance with the procedures set forth above.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report

(1) Consolidated Financial Statements

The financial statements and related notes, together with the reports of CBIZ CPAs P.C., our independent registered public accounting firms, appear at pages F-1 through F-22 following the Exhibit List as required by “Part II—Item 8—Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description

2.1+	Business Combination Agreement, dated as of July 20, 2022, by and among Larkspur Health Acquisition Corp., Larkspur Merger Sub Inc., Stephen Glover and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 22, 2022).
3.1	Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2023).
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2024).
3.4	Second Amended and Restated Bylaws of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.6	Certificate of Designation relating to the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.1	Specimen Class A Common Stock Certificate of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.2	Form of Warrant issued by the Company in connection with the Public Warrants (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.3	Form of Warrant issued by the Company in connection with the Private Placement Warrants (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.4	Form of Warrant issued by the Company to each PIPE Investor (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.5	Form of Bridge Warrant issued by the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.6	Form of Warrant pursuant to License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.7	Form of Warrant pursuant to License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
4.8	Form of Warrant (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement filed with the SEC on April 24, 2023).
4.10	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.11 to the Company’s Amendment No. 2 to Form S-1 Registration Statement filed with the SEC on July 7, 2023).
4.11	Form of Common Warrant (incorporated by reference to Exhibit 4.10 to the Company’s Amendment No. 2 to Form S-1 Registration Statement, filed with the SEC on July 7, 2023).
4.12	Warrant Amendment (incorporated by reference to Exhibit 4.8.1 to the Company’s Post-Effective Amendment No. 1 to Form S-1 Registration Statement, filed with the SEC on July 26, 2023).

4.13	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report to Form 8-K filed with the SEC on September 14, 2023).
4.14	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.15	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.16	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on December 11, 2023).
4.17	Form of Series A-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).
4.18	Form of Series B-1 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2024).
4.19	Form of Series A-2 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2024).
4.20	Description of the Company’s Securities (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2024).
4.21	Form of Series A-4 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
10.1+†	License Agreement, dated April 18, 2019, by and between InflamaCORE, LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.2+†	License Agreement, dated December 15, 2015, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.3+†	First Amendment to License Agreement, dated January 9, 2020, by and between L&F Research LLC and Variant Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Form S-4 filed with the SEC on October 21, 2022).
10.4	Second Amendment to Waiver of Certain Rights under License Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2022).
10.5	Amendment and Restatement Agreement, by and between L&F Research LLC and ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 3, 2023).
10.6#	ZyVersa Therapeutics, Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.7#	Amended and Restated ZyVersa Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024).
10.8#	Form of Incentive Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.9#	Form of Restricted Stock Unit Award Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.2 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.10#	Form of Non-Qualified Stock Option Grant Agreement under the Combined Entity 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6.3 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.11#	Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form S-4 filed with the SEC on September 27, 2022).
10.12#	Amendment to Variant Pharmaceuticals, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).

10.13#	Form of Indemnification Agreement by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.14#	Executive Employment Agreement, by and between the Company and Stephen Glover (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.15#	Executive Employment Agreement, by and between the Company and Karen A. Cashmere (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.16#	Executive Employment Agreement, by and between the Company and Peter Wolfe (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
10.17#	Executive Employment Agreement by and between the Company and Pablo Guzman, M.D. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 27, 2023).
10.18	Amended and Restated ZyVersa Therapeutics, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2025).
10.19	Form of Securities Purchase Agreement, dated March 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2025).
10.20	Placement Agency Agreement, dated March 5, 2025, between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2025).
10.21	Form of Equity Purchase Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 2, 2025).
10.22	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1, filed with the SEC on July 2, 2025).
10.23	Inducement Letter, dated July 8, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2025).
19.1	Insider Trading Policies and Procedures (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2025).
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
23.1*	Consent of CBIZ CPAs P.C.
23.2*	Consent of Marcum LLP
24.1*	Power of Attorney (included on the signature page).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on May 15, 2024).
101.INS	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

#	Management contract or compensatory plan or arrangement.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request.
†	Certain portions of this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish supplementally an unredacted copy of this Exhibit to the SEC upon its request.
*	Filed herewith.
**	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

ZYVERSA THERAPEUTICS, INC.

Date: March 31, 2026	/s/ Stephen C. Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2026	/s/ Peter Wolfe
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

Signature	Title	Date

/s/ Stephen C. Glover	Chief Executive Officer, President and Chairman	March 31, 2026
Stephen C. Glover	(Principal Executive Officer)

/s/ Peter Wolfe	Chief Financial Officer and Secretary	March 31, 2026
Peter Wolfe	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert G. Finizio	Director	March 31, 2026
Robert G. Finizio

/s/ Min Chul Park, Ph.D.	Director	March 31, 2026
Min Chul Park, Ph.D.

/s/ James Sapirstein	Director	March 31, 2026
James Sapirstein

/s/ Gregory Frietag	Director	March 31, 2026
Gregory Frietag

ZYVERSA THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ZyVersa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ZyVersa Therapeutics, Inc. (the “Company”) as of December 31, 2025 the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2023 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ZyVersa Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ZyVersa Therapeutics, Inc. (the “Company”) as of December 31, 2024 the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

We have served as the Company’s auditor from 2023 to 2025

New York, NY

March 27, 2025

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

Assets

Current Assets:
Cash	$101,778	$1,530,924
Prepaid expenses and other current assets	231,639	184,873
Vendor deposits	14,484	-
Total Current Assets	347,901	1,715,797

In-process research and development	-	18,647,903
Vendor deposit	-	178,476
Deferred offering costs	-	57,238

Total Assets	$347,901	$20,599,414

Liabilities and Stockholders’ (Deficit) Equity

Current Liabilities:
Accounts payable	$10,123,391	$9,337,267
Accrued expenses and other current liabilities	2,611,296	1,894,041
Total Current Liabilities	12,734,687	11,231,308
Deferred tax liability	-	851,659
Total Liabilities	12,734,687	12,082,967

Commitments and contingencies (Note 6)

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of December 31, 2025 and 2024	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized;
8,095,928 and 2,508,198 shares issued as of December 31, 2025 and 2024, respectively, and 8,095,921 and 2,508,191 shares outstanding as of December 31, 2025 and 2024, respectively	809	251
Additional paid-in-capital	125,204,509	121,155,922
Accumulated deficit	(137,584,937)	(112,632,559)
Treasury stock, at cost, 7 shares at December 31, 2025 and 2024	(7,168)	(7,168)
Total Stockholders’ (Deficit) Equity	(12,386,786)	8,516,447

Total Liabilities and Stockholders’ (Deficit) Equity	$347,901	$20,599,414

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024
Operating Expenses:
Research and development	$1,113,105	$1,779,275
General and administrative	5,731,682	7,357,559
Impairment of in-process research and development	18,647,903	-
Total Operating Expenses	25,492,690	9,136,834
Loss From Operations	(25,492,690)	(9,136,834)

Other (Income) Expense:
Interest expense	513,209	269,856
Change in fair value of equity payable	(201,862)	-

Pre-Tax Net Loss	(25,804,037)	(9,406,690)
Income tax benefit (provision)	851,659	(6,745)
Net Loss	$(24,952,378)	$(9,413,435)

Net Loss Per Share
- Basic and Diluted	$(4.18)	$(8.48)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	5,963,943	1,110,033

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Years Ended December 31, 2025 and 2024
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2023	50	$-	5,062	$1	405,212	$40	(7)	$(7,168)	$114,300,849	$(103,219,124)	$11,074,598
Exercise of warrants	-	-	-	-	213,800	21	-	-	2,672,479	-	2,672,500
Exercise of pre-funded warrants	-	-	-	-	131,481	13	-	-	(13)	-	-
Issuance of common stock pursuant to vendor agreements	-	-	-	-	60,000	6	-	-	196,764	-	196,770
Round up share adjustment due to reverse split	-	-	-	-	75,410	8	-	-	(8)	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	705,567	-	705,567
Warrant inducement offer - exercise proceeds [1]	-	-	-	-	1,057,800	106	-	-	(894,631)	-	(894,525)
Warrant modification	-	-	-	-	-	-	-	-	3,033,284	-	3,033,284
At the market stock issuance [2]	-	-	-	-	564,495	57	-	-	1,142,245	-	1,142,302
Shelf registration equity issuance costs	-	-	-	-	-	-	-	-	(614)	-	(614)
Net loss	-	-	-	-	-	-	-	-	-	(9,413,435)	(9,413,435)
Balance - December 31, 2024	50	$-	5,062	$1	2,508,198	$251	(7)	$(7,168)	$121,155,922	$(112,632,559)	$8,516,447
Issuance of common stock pursuant to vendor agreements	-	-	-	-	420,000	42	-	-	239,958	-	240,000
Private placement of warrants [3]	-	-	-	-	-	-	-	-	1,655,584	-	1,655,584
Warrant modifications	-	-	-	-	-	-	-	-	1,816,646	-	1,816,646
Exercise of pre-funded warrants	-	-	-	-	2,105,265	210	-	-	-	-	210
Warrant inducement offer - exercise proceeds [4]	-	-	-	-	3,062,465	306	-	-	113,568	-	113,874
Stock-based compensation	-	-	-	-	-	-	-	-	222,831	-	222,831
Net loss	-	-	-	-	-	-	-	-	-	(24,952,378)	(24,952,378)
Balance - December 31, 2025	50	$-	5,062	$1	8,095,928	$809	(7)	$(7,168)	$125,204,509	$(137,584,937)	$(12,386,786)

[1]	Includes gross proceeds of $2,514,088 less issuance costs of $3,408,613
[2]	Includes gross proceeds of $1,354,404 less issuance costs of $212,102
[3]	Includes gross proceeds of $1,999,791 less cash issuance costs of $290,317 and a non-cash warrant modification charge of $53,890
[4]	Includes gross proceeds of $2,051,852 less cash issuance costs of $175,222 and a non-cash warrant modification charge of $1,762,756

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024

Cash Flows From Operating Activities:
Net loss	$(24,952,378)	$(9,413,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of in-process research and development	18,647,903	-
Stock-based compensation	222,831	705,567
Issuance of common stock pursuant to vendor agreements	240,000	196,770
Write-off of deferred offering costs	57,238	-
Depreciation of fixed assets	-	6,933
Non-cash rent expense	-	7,839
Deferred tax (benefit) provision	(851,659)	6,745
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(46,766)	30,586
Accounts payable	689,268	888,609
Vendor deposits	161,927	(80,000)
Operating lease liability	-	(8,656)
Accrued expenses and other current liabilities	717,255	139,508

Net Cash Used In Operating Activities	(5,114,381)	(7,519,534)

Cash Flows From Financing Activities:
Exercise of warrants	-	2,672,500
Private placement of warrants	1,999,791	-
Warrant inducement offer - exercise proceeds	2,051,852	2,514,088
Exercise of pre-funded warrants	210	-
Payment of offering costs	-	(40,163)
At the market issuance of stock proceeds	-	1,354,404
Registration and issuance costs associated with warrant issuance	(366,618)	(588,045)

Net Cash Provided By Financing Activities	3,685,235	5,912,784

Net Decrease in Cash	(1,429,146)	(1,606,750)

Cash - Beginning of Period	1,530,924	3,137,674

Cash - End of Period	$101,778	$1,530,924

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrant modifications - incremental value	$1,816,646	$3,033,284
Accounts payable and accrued expenses for offering costs	$98,921	$17,075

The accompanying notes are an integral part of these consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business Organization and Nature of Operations

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

Note 2 - Going Concern and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of December 31, 2025, the Company had cash of approximately $0.1 million and a working capital deficit of approximately $12.4 million. During the year ended December 31, 2025, the Company incurred a net loss of approximately $25.0 million and used cash in operations of approximately $5.1 million. The Company has an accumulated deficit of approximately $137.6 million as of December 31, 2025.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability.

Consequently, the Company will be required to raise additional funds through equity or debt financing. On February 27, 2026, the Company entered into a Securities Purchase agreement and received approximately $1.0 million. See Note 10 – Subsequent Events – Securities Purchase Agreement for additional details. Management believes that the Company has access to capital resources and continues to evaluate additional financing opportunities; however, there can be no assurance that it will be successful in securing additional capital or that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been derived from the accounting records of the Company and its consolidated subsidiaries. All significant intercompany balances have been eliminated in the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting rules and regulations of the United States Securities and Exchange Commission (“SEC”).

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the 2024 Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrants as if the transaction had occurred as of the beginning of the earliest period presented.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, share based compensation, impairment of in-process research and development, as well as establishment of valuation allowances for deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2025 and 2024, the Company had no cash equivalents.

The Company has cash deposits which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

Business Combination

In applying the acquisition method of accounting for business combinations, amounts assigned to identifiable assets and liabilities acquired are based on estimated fair values as of the date of acquisition, with the remainder recorded as goodwill. Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. In-process research and development (IPR&D) acquired in a business combination is capitalized as an indefinite-lived intangible asset until regulatory approval is obtained, at which time it is accounted for as a definite-lived asset and amortized over its estimated useful life, or discontinuation, at which point the intangible asset will be written off.

Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10-35, Property, Plant and Equipment, Impairment or Disposal of Long-lived Assets. This accounting standard requires that definite-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Intangible Assets

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining whether a quantitative assessment is required, the Company evaluates relevant events or circumstances to determine whether it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. If, after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount, the entity would perform the quantitative impairment test described in ASC 350. However, if, after applying the qualitative assessment, the entity concludes that it is not more than likely that the fair value is less than the carrying amount, the quantitative impairment test is not required. The Company bases these assumptions on its historical data and experience, industry projections, micro and macro general economic condition projections, and its expectations.

Equipment, Net

Equipment is stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date and depreciated using the straight- line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which is 5 years. As of December 31, 2025 and 2024, equipment consisted of $52,000 medical equipment, placed in service on September 1, 2019, less accumulated depreciation of $52,000 and $52,000 as of December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized depreciation expense of $0 and $6,933, respectively. Depreciation expense was included in general and administrative expenses in the statements of operations for the year ended December 31, 2024.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts payable, and deposits approximate fair values due to the short-term nature of these instruments.

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

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrant Classification

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Fair Value of Stock Options and Warrants

The Company has computed the fair value of stock options and warrants granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. Common stock is being valued using the market approach using the trading prices of the common stock on the OTCQB® Venture Market. The expected term used for options is the estimated period of time that options granted are expected to be outstanding. The expected term used for warrants is the contractual life. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company did not have a public trading history for the common shares to support its historical volatility calculations until December 13, 2022. Accordingly, the Company used a blended volatility whereby it uses its historical volatility for the period from December 13, 2022 through the valuation date and uses the average of peer-group data of four comparable entities to supplement its own historical data for the preceding years in computing its expected volatility. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common and dilutive common-equivalent shares outstanding during each period.

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	For the Years Ended
	December 31,
	2025	2024
Warrants [1]	6,911,773	1,747,093
Options	387,357	9,612
Series A Convertible Preferred Stock	72	72
Series B Convertible Preferred Stock	2,067	2,067
Total potentially dilutive shares	7,301,269	1,758,844

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported. See Note 8 - Commitments and Contingencies - License Agreements for details.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Concentration

As of December 31, 2025 and 2024, accounts payable to one vendor accounted for 56% of the accounts payable related to research and development. The Company relies on this vendor to perform critical research and development.

Segment Reporting

Reportable segments are components of an enterprise about which separate financial information is available for evaluation by the chief operating decision maker (“CODM”) in making decisions about how to allocate resources and assess performance. The Company has one operating and reporting segment (clinical stage biopharmaceutical), namely, the development of drugs for patients with chronic renal or inflammatory diseases with high unmet medical needs. The CODM, who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate, consolidated basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The CODM is not regularly provided with disaggregated actual expense information, other than the actual expense information included in the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The Company has not yet generated any revenue from product sales.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 were adopted by the Company on a prospective basis during the year ended December 31, 2025. There was no material impact to the Company’s financial statements as a result of adopting ASU 2023-09. Refer to Note 6 – Income Taxes for the inclusion of new disclosures required.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – In-Process Research and Development

In December of 2022, in connection with a business combination, the Company recorded an indefinite-lived intangible asset related to in-process research and development (“IPR&D”). ASC 350 requires that intangible assets with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the year ended December 31, 2025, management determined that it was more likely than not that the Company’s single reporting unit’s fair value was below its carrying amount, due to a significant and sustained decline in the Company’s market capitalization, therefore an impairment test was performed on the Company’s IPR&D intangible asset.

Current limitations on accessing significant capital in what is currently a risk averse environment for biotech (as evidenced by decreased investor appetite for risk, market volatility, regulatory uncertainty from a changing Food and Drug Administration and a challenging economic environment), resulted in a sustained decline in the Company’s market capitalization, and the Company’s ability to further finance the development of its drug candidates to the next milestone could be adversely impacted. Accordingly, the Company determined that the carrying value of its IPR&D intangible asset was not recoverable and it was fully impaired. Therefore, the Company recorded an $18.6 million impairment charge, reflected within operating expenses in the consolidated statements of operations for the year ended December 31, 2025.

Note 5 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and December 31, 2024:

	For the Years Ended
	December 31,
	2025	2024

Payroll accrual	$1,343,382	$1,039,338
Interest accrual	666,958	268,972
Bonus accrual	536,500	536,500
Accrued issuable equity	57,195	-
Other accrued expenses	-	41,970
Registration delay liability	7,261	7,261
Total accrued expenses and other current liabilities	$2,611,296	$1,894,041

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Income Taxes

The Company is subject to United States federal and state income taxes.

Our income (loss) before provision for income taxes for the years ended December 31, 2025 and 2024 was as follows:

	12/31/2025	12/31/2024
Domestic	$(25,804,037)	$(9,406,690)
Foreign	-	-
Income before income taxes	$(25,804,037)	$(9,406,690)

The components of income (loss) before provision for income taxes are as follows for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31,
	2025	2024

Current tax benefit:
Federal	$-	$-
State	-	23,240
	-	23,240

Deferred tax benefit:
Federal	(5,062,687)	(1,688,265)
State	(1,127,073)	(164,376)
	(6,189,760)	(1,852,641)
Change in valuation allowance	5,338,101	1,859,386
Provision for income taxes	$(851,659)	$6,745

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2025 in accordance with the guidance upon adoption of ASU 2023-09 was as follows:

	For the Year Ended
	December 31, 2025
Description	Amount	Percent
U.S. Federal Statutory Tax Rate	(5,418,848)	21.0%
State Income Taxes, Net of Federal Income Tax Effect [1]	99,730	-0.4%
Valuation Allowance	4,297,670	-16.7%
Nontaxable or Nondeductible items	126,650	-0.4%
Other	43,139	-0.2%
Effective Tax Rate	(851,659)	3.3%

[1]	State taxes in Florida made up the majority (greater than 50 percent) of the tax effect in this category.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

For the Year Ended
December 31, 2024
Federal statutory rate	21.0%
State tax rate, net of federal benefit	3.0%
Permanent items	(0.0)%
Stock Based Comp	(3.2)%
Effect of change in state rate	0.2%
Prior period adjustments and other	(1.3)%
Change in valuation allowance	(19.8)%
Other	0.0%
Effective income tax rate	(0.1)%

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cumulative tax effect of significant items comprising our net deferred tax asset (liability) is as follows for December 31, 2025 and 2024:

	As of
	December 31,
Deferred tax asset attributable to:	2025	2024
Net operating loss carryforwards	$14,419,237	$12,544,318
Stock-based compensation	3,099,252	3,155,058
Capitalized research and development costs	1,360,579	1,753,207
Capitalized start-up costs	650,957	781,342
Capitalized licensing costs	563,812	609,669
Capitalized patents	443,841	392,691
Warrants	135,527	135,319
Accrued Payroll	618,058	394,406
Contributions carryforward	125	2,878
Deferred tax asset	21,291,388	19,768,888
Valuation Allowance	(21,291,388)	(15,953,288)
	-	3,815,600

IPR&D	-	(4,667,259)

Deferred tax liability	-	(4,667,259)

Net deferred tax liability	$-	$(851,659)

As of December 31, 2025, the Company has federal net operating loss carryforwards totaling $59,859,961. All federal NOLs were generated in tax years beginning after December 31, 2017, and may be carried forward indefinitely. Utilization of these NOLs is limited to offsetting up to 80% of taxable income in any given year, in accordance with the Tax Cuts and Jobs Act. The NOL carryforwards are subject to limitations under Section 382 of the Internal Revenue Code in the event of a change in ownership.

The Company has state net operating loss carryforwards totaling $42,546,493 as of December 31, 2025. All NOLs were generated in tax years beginning after December 31, 2017, and may be carried forward indefinitely, subject to annual deduction limitations under state tax law.

A valuation allowance of $21,291,388 has been recorded against deferred tax assets, including carryforwards, where it is not more likely than not that such assets will be realized. The Company evaluates the realizability of carryforwards based on projections of future taxable income and other relevant factors.

Valuation Allowance	2025
Valuation Allowance - beginning of period	$(15,953,288)
Additions charged to income tax benefit	-
Allowances taken or written off	(5,338,100)
Other adjustments	-
Valuation allowance - end of period	$(21,291,388)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2025 and 2024.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No tax audits were commenced or were in process during the years ended December 31, 2025 and 2024 and no tax-related interest or penalties were incurred during those years. The Company’s tax returns beginning with the year ended December 31, 2021 remain subject to examination.

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 2, Summary of Significant Accounting Policies, cash paid for income taxes, net of refunds, during the year ended December 31, 2025 was as follows:

Income Tax Paid	2025
Federal	$-
State and Local	-

Total Income Taxes Paid, Net	$-

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

The Company has evaluated the impact of the Tax Reform Act of 2025 on its consolidated financial statements. There was no material impact given the Company’s tax loss profile and valuation allowance position.

Note 7 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $923,880 and $144,300, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice included miscellaneous unsupported charges related to services performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing the interest and unsupported charges and has requested the vendor to rescind each of them. Although the Company has requested the vendor to rescind the retroactive interest on invoices, the Company believes that, in accordance with the agreement, the vendor can legally charge the Company interest from the point they were notified of the vendor’s intent to charge interest. As such, the Company began accruing interest starting on July 1, 2024, and accordingly, has recorded $780,539 and $268,972 within accrued expenses and other current liabilities on the consolidated balance sheets as of December 31, 2025 and 2024, respectively. The Company has accounted for the unaccrued interest and unsupported charges of $1,066,978 as a loss contingency and because the liability is not deemed probable, it has not been recorded as a liability in the consolidated balance sheet as of December 31, 2025 or 2024.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

On January 18, 2019, the Company entered into a lease agreement for approximately 3,500 square feet of office space in Weston, Florida for a term of five years. Under the lease agreement, the annual base rent, which excludes the Company’s share of taxes and operating costs, was approximately $89,000 for the first year and has increased approximately 3% every year thereafter for a total base rent lease commitment of approximately $497,000. On January 15, 2024, the Company extended the lease for an additional year for a total base rent lease commitment of $112,064. On January 9, 2025, the Company extended the lease for an additional year for a total base rent lease commitment of approximately $120,819. The Company used the short-term lease practical expedient which permits the Company to not capitalize leases with a term equal to or less than 12 months. The lease agreement ended on January 31, 2026 and it was not extended.

The Company recognized rent expense in connection with its operating lease for the years ended December 31, 2025 and 2024 of $175,660 and $170,022, respectively.

Note 8 – Stockholders’ Equity (Deficit)

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

2022 Omnibus Equity Incentive Plan

The Company is authorized to issue awards under the 2022 Omnibus Equity Incentive Plan (the “2022 Plan”), as amended on October 31, 2023 and October 29, 2024. Under the 2022 Plan, 382,122 shares of common stock are authorized for issuance as of December 31, 2025. The number of shares of common stock available for issuance under the 2022 Plan shall automatically increase on the first trading day of January each calendar year during the term of the 2022 Plan, beginning with calendar year 2023, by an amount equal to four percent (4%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2022 Plan requires the exercise price of stock options to be not less than the fair value of the Company’s common stock on the date of grant. As of December 31, 2025, there were 377,965 shares available for future issuance under the 2022 Plan.

On January 1, 2026, the total number of shares under the 2022 Omnibus Equity Incentive Plan automatically increased to 705,958.

Common Stock

On February 3, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 60,000 shares of common stock in exchange for marketing services. The fair value of the common stock of $81,600 was recognized as expense on a straight-line basis over the two-month term of the contract. The shares were issued on February 3, 2025.

On March 20, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 100,000 shares of common stock in exchange for digital marketing services. The fair value of the common stock of $70,100 was recognized as expense on a straight-line basis over the three-month term of the contract. On April 11, 2025, the Company issued the 100,000 shares of common stock to the vendor using the market value of $77,000 on that date. The difference between the original expense amount and the value when the shares were issued was reflected in the change in fair value of equity payable in other (income) expense on the condensed consolidated statements of operations.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 1, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 100,000 shares of common stock in exchange for marketing services. The fair value of the common stock of $51,800 was recognized as expense on a straight-line basis of the expense over the two-month term of the contract. On May 13, 2025, the Company issued the 100,000 shares of common stock to the vendor using the market value of $51,800 on that date.

On August 1, 2025, the Company entered into a marketing agreement with a vendor in which the Company agreed to issue 160,000 shares of common stock in exchange for marketing services. The fair value of the common stock of $29,600 was recognized as expense on a straight-line basis over the two-month term of the contract.

Equity Purchase Agreement

On June 24, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Williamsburg Venture Holdings, LLC (the “Purchaser”), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $10.0 million of shares (the “ELOC Shares”) of the Company’s common stock. The term of the Purchase Agreement is the earlier of June 24, 2027, or the date on which the Purchaser has purchased ELOC Shares for an aggregate purchase price of $10.0 million. The Company has also agreed to issue to the Purchaser 426,829 shares common stock (“Commitment Shares”), which will be issued on a pro rata basis as the Company draws down ELOC shares, with any remaining shares to be issued upon termination. The fair value of the Commitment Shares on the date of the Purchase Agreement of $265,957 was established as accrued issuable equity and was expensed, along with approximately $74,000 of additional issuance costs. No shares have been purchased as of December 31, 2025.

Stock-Based Compensation

For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $222,831 (of which, $10,345 was included in research and development and $212,486 was included in general and administrative expense) related to options issued to employees and consultants. As of December 31, 2025, there was $208,316 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.9 years.

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

Stock Options

On July 11, 2025, the Company granted ten-year stock options to purchase 377,964 shares of common stock to employees and directors of the Company under the 2022 Plan. The stock options had an aggregate grant date value of $201,296, vest annually over three years and have an exercise price of $0.59 per share.

The grant date fair value of stock options granted during the years ended December 31, 2025 and 2024 was determined using the Black Scholes method, with the following assumptions used:

	For the Years Ended
	December 31,
	2025	2024
Fair value of common stock on date of grant or modification	$0.13 - $0.59	N/A
Risk free interest rate	3.55% - 4.09%	N/A
Expected term (years)	0.24 - 9.75	N/A
Expected volatility	78.7% - 161.5%	N/A
Expected dividends	0.00%	N/A

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the option activity for the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2025	9,612	$2,248.58
Granted	377,964	0.59
Exercised	-	-
Expired	(219)	1,760.50
Outstanding, December 31, 2025	387,357	$55.67	9.4	$-

Exercisable, December 31, 2025	8,045	$2,605.21	5.1	$-

The following table presents information related to stock options as of December 31, 2025:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.59	377,964	-	-
$152.50	4,157	7.4	2,916
$738.50	286	7.1	191
$791.00	38	7.2	26
$1,760.50	1,060	1.2	1,060
$3,965.50	37	6.5	37
$4,053.00	2,095	3.3	2,095
$5,726.00	1,720	5.5	1,720
	387,357	5.1	8,045

Stock Warrants

On March 7, 2025, the Company closed on a private placement (the “Private Placement”) with an institutional investor, pursuant to which the Company sold pre-funded warrants (the “March 2025 Pre-Funded Warrants”) to purchase 2,105,265 shares of common stock and Series A-3 common warrants (the “March 2025 Common Warrants”) to purchase 2,105,265 shares of common stock at a combined purchase price of $0.9499 which resulted in gross proceeds of approximately $2.0 million. In addition, the Company and the investor executed an amendment to certain November 5, 2024 common share purchase warrants to reduce the exercise price of certain outstanding warrants to purchase 957,200 shares of common stock from $2.06 per share to $1.00 per share. The $53,890 incremental fair value of the modified warrants as compared to the original warrants was recognized as an additional issuance cost of the Private Placement. The March 2025 Pre-Funded Warrants are exercisable immediately, may be exercised at any time until all March 2025 Pre-Funded Warrants are exercised in full, and have an exercise price of $0.0001 per share. As of December 31, 2025, all March 2025 Pre-Funded Warrants were exercised. The March 2025 Common Warrants became exercisable upon Stockholder Approval on June 11, 2025 for a term of five years and have an exercise price of $1.00 per share. Total cash issuance costs were $290,317 including $199,863 of placement fees, $64,312 of legal fees, and $26,142 of other costs.

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrant Inducement Offer

On July 8, 2025, the Company entered into a warrant exercise inducement offer letter agreement (the “Inducement Letter”) with a holder (the “Holder”) of (i) outstanding Series A-2 common stock purchase warrants, as amended (the “Series A-2 Warrants”), exercisable for up to an aggregate of 957,200 shares of the Company’s common stock, and (ii) Series A-3 common stock purchase warrants (the “Series A-3 Warrants” and together with the Series A-2 Warrants, the “Existing Warrants”) exercisable for up to an aggregate of 2,105,265 shares of common stock, which warrants were originally issued by the Company on November 5, 2024 and March 5, 2025, respectively. The Existing Warrants had an exercise price of $1.00 per share.

The Holder agreed to exercise the Existing Warrants for cash at a reduced exercise price of $0.67 per share in consideration of the Company’s agreement to issue the Holder new warrants to purchase up to a number of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the Holder’s exercise of Existing Warrants, comprised of new Series A-4 warrants to purchase up to 6,124,930 shares of common stock (the “Inducement Warrants”) at an exercise price of $0.67 per share with an exercise term of 5 years from the initial exercise date. The Company received $2,051,852 in cash proceeds and incurred $175,222 in transaction costs consisting of $133,370 cash fee paid to its financial advisor and $41,852 in other fees. As a result of the reduction in exercise price of the Existing Warrants, the Company recognized a non-cash warrant modification charge of $1,762,756. Because the modification represented a short-term inducement, modification accounting was only performed on the warrants that were actually exercised under the program. The Company recognized the $1,762,756 modification-date incremental value of the modified Existing Warrants and Inducement Warrants issued as compared to the original Existing Warrants, as an issuance cost of the warrant exercise, which was classified as equity with no impact on the consolidated statements of operations. The initial exercise date of the Inducement Warrants is the date that the Company’s stockholders approve the issuance of shares of common stock underlying the warrants (the “Inducement Warrants Shares”) pursuant to the applicable rules and regulations of The Nasdaq Stock Market LLC (“Nasdaq”). On October 6, 2025, Nasdaq filed with the SEC a Form 25, removing and delisting the Company’s securities from Nasdaq. Based on the foregoing and because applicable rules and regulations of the OTC Markets Group Inc. do not require stockholder approval for the issuance of the Inducement Warrant Shares, the Company noted that stockholder approval is no longer required.

The modification date fair value of stock warrants modified during the years ended December 31, 2025 and 2024 was determined using the Black Scholes method, with the following assumptions used:

	For the Years Ended
	December 31,
	2025	2024
Fair value of common stock on date of modification	$0.64 - $0.98	$2.54 - $3.46
Risk free interest rate	3.92% - 4.09%	3.62% - 4.62%
Expected term (years)	4.9 - 5.3 years	0.6 - 5.3 years
Expected volatility	125%	87% - 111%
Expected dividends	n/a	n/a

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the warrant activity for the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value

Outstanding, January 1, 2025	1,747,093	$59.59
Issued [1]	8,230,195	0.75
Repriced - Old [2]	(957,200)	2.06
Repriced - New [2]	957,200	1.00
Repriced - Old [3]	(957,200)	1.00
Repriced - New [3]	957,200	0.67
Repriced - Old [4]	(2,105,265)	1.00
Repriced - New [4]	2,105,265	0.67
Forfeited	(3,050)	12.50
Exercised [1]	(3,062,465)	0.67
Outstanding, December 31, 2025	6,911,773	$15.34	4.48	$-

Exercisable, December 31, 2025	6,911,573	$15.29	4.48	$-

[1]	Warrants issued and exercised exclude 2,105,265 March 2025 Pre-Funded Warrants with an exercise price of $0.0001.
[2]	Warrants represent the reset of the exercise price of certain November 2024 warrants to purchase 957,200 shares of common stock from $2.06 to $1.00 per share.
[3]	Warrants represent the reset of the exercise price of certain March 2025 warrants to purchase 957,200 shares of common stock from $1.00 to $0.67 per share.
[4]	Warrants represent the reset of the exercise price of certain March 2025 warrants to purchase 2,105,265 shares of common stock from $1.00 to $0.67 per share.

The following table presents information related to stock warrants as of December 31, 2025:

Warrants Outstanding		Warrants Exercisable
	Outstanding	Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.67	6,124,930	4.52	6,124,930
$2.06	679,800	4.44	679,800
$12.50	4,050	2.94	4,050
$47.50	20,347	3.20	20,347
$57.75	19,965	2.52	19,965
$350.00	27,551	2.32	27,551
$700.00	13,944	1.95	13,944
$1,760.50	200	-	-
$2,415.00	3,651	1.95	3,651
$4,025.00	17,335	1.95	17,335
	6,911,773	4.48	6,911,573

ZYVERSA THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Segment Reporting

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

Securities Purchase Agreement

On February 27, 2026, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company issued convertible promissory notes (the “Notes”) in an aggregate principal amount of $1.0 million and Series A-4 Common Stock Purchase Warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.0001 per share.

The Notes bear interest at a rate of 10% per annum, with interest accruing on the unpaid principal amount and payable on the maturity date. The Notes mature twelve months from the date of issuance and are convertible into shares of Common Stock at a conversion price equal to (i) 80% of the price per share paid in a Qualified Offering, upon its occurrence, or (ii) 80% of the lowest daily volume-weighted average price of the Common Stock during the 10 trading days prior to delivery of a conversion notice that occurs following the earlier of (x) six months after the issuance date or (y) an event of default. This share price is subject to a floor price of $0.02 per share.

The Warrants are exercisable beginning on the six-month anniversary of their issuance (the “Initial Exercise Date”), and expire on the five-year anniversary of the issuance date. The exercise price of the Warrants is equal to (i) 110% of the price per share paid in a Qualified Offering that occurs by the Initial Exercise Date, or (ii) 110% of the volume-weighted average price for the five-trading-day period beginning on the 181st day and ending on the 185th day after the issuance date if a Qualified Offering has not occurred by the Initial Exercise Date. The number of shares of Common Stock issuable upon exercise of each Warrant is calculated by dividing 50% of the applicable Purchaser’s subscription amount by the exercise price. The Warrants contain standard anti-dilution adjustments, including adjustments for stock dividends, stock splits, and certain fundamental transactions.

