Form 10-Q
period 2026-03-31
ZyVersa Therapeutics, Inc.
filed 2026-05-13
CIK 1859007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value per share, was 8,095,921.

ZYVERSA THERAPEUTICS, INC.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets

Current Assets:
Cash	$302,660	$101,778
Prepaid expenses and other current assets	439,563	347,189
Vendor deposits	-	14,484
Total Current Assets	742,223	463,451

Total Assets	$742,223	$463,451

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$10,235,276	$10,123,391
Accrued expenses and other current liabilities	3,303,242	2,726,846
Convertible notes payable at fair value	1,200,000	-
Warrant liabilities	128,000	-
Total Current Liabilities	14,866,518	12,850,237

Total Liabilities	14,866,518	12,850,237

Commitments and contingencies (Note 7)

Stockholders’ Deficit:
Preferred stock, $0.0001 par value, 1,000,000 shares authorized:
Series A preferred stock, 8,635 shares designated, 50 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Series B preferred stock, 5,062 shares designated, 5,062 shares issued and outstanding as of March 31, 2026 and December 31, 2025	1	1
Common stock, $0.0001 par value, 250,000,000 shares authorized; 8,095,928 shares issued as of March 31, 2026 and December 31, 2025 8,095,921 shares outstanding as of March 31, 2026 and December 31, 2025	809	809
Additional paid-in-capital	125,260,381	125,204,509
Accumulated deficit	(139,378,318)	(137,584,937)
Treasury stock, at cost, 7 shares at March 31, 2026 and December 31, 2025	(7,168)	(7,168)
Total Stockholders’ Deficit	(14,124,295)	(12,386,786)

Total Liabilities and Stockholders’ Deficit	$742,223	$463,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating Expenses:
Research and development	$57,621	$258,876
General and administrative	1,247,077	1,885,695
Total Operating Expenses	1,304,698	2,144,571

Loss From Operations	(1,304,698)	(2,144,571)

Other (Income) Expense:
Interest expense	132,512	119,559
Fair value option loss on convertible notes	344,000	-
Change in fair value of warrant liabilities	(16,000)	-
Change in fair value of equity payable	28,171	(7,200)

Net Loss	$(1,793,381)	$(2,256,930)

Net Loss Per Share
- Basic and Diluted	$(0.22)	$(0.73)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	8,095,921	3,106,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	For the Three Months Ended March 31, 2026
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2025	50	$-	5,062	$1	8,095,928	$809	(7)	$(7,168)	$125,204,509	$(137,584,937)	$(12,386,786)
Stock-based compensation	-	-	-	-	-	-	-	-	55,872	-	55,872
Net loss	-	-	-	-	-	-	-	-	-	(1,793,381)	(1,793,381)
Balance - March 31, 2026	50	$-	5,062	$1	8,095,928	$809	(7)	$(7,168)	$125,260,381	$(139,378,318)	$(14,124,295)

	For the Three Months Ended March 31, 2025
	Series A		Series B						Additional		Total
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - December 31, 2024	50	$-	5,062	$1	2,508,198	$251	(7)	$(7,168)	$121,155,922	$(112,632,559)	$8,516,447
Issuance of common stock pursuant to vendor agreements	-	-	-	-	60,000	6	-	-	81,594	-	81,600
Private placement of warrants [1]	-	-	-	-	-	-	-	-	1,663,052	-	1,663,052
Warrant modification	-	-	-	-	-	-	-	-	53,890	-	53,890
Stock-based compensation	-	-	-	-	-	-	-	-	72,291	-	72,291
Net loss	-	-	-	-	-	-	-	-	-	(2,256,930)	(2,256,930)
Balance - March 31, 2025	50	$-	5,062	$1	2,568,198	$257	(7)	$(7,168)	$123,026,749	$(114,889,489)	$8,130,350

[1]	Includes gross proceeds of $1,999,791 less cash issuance costs of $282,849 and a non-cash warrant modification charge of $53,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZYVERSA THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Cash Flows From Operating Activities:
Net loss	$(1,793,381)	$(2,256,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55,872	153,891
Fair value option loss on convertible notes	344,000	-
Change in fair value of equity payable	28,171	-
Change in fair value of warrant liabilities	(16,000)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(92,374)	(313,905)
Vendor deposits	14,484	-
Accounts payable	111,885	191,445
Deferred offering costs	-	8,386
Accrued expenses and other current liabilities	548,225	445,061

Net Cash Used In Operating Activities	(799,118)	(1,772,052)

Cash Flows From Financing Activities:
Proceeds from issuance of convertible notes and warrants	1,000,000	-
Private placement of warrants	-	1,999,791
Registration and issuance costs associated with warrant issuance	-	(147,131)

Net Cash Provided By Financing Activities	1,000,000	1,852,660

Net Increase in Cash	200,882	80,608

Cash - Beginning of Period	101,778	1,530,924

Cash - End of Period	$302,660	$1,611,532

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Warrant modification - incremental value	$-	$53,890
Private placement costs reflected in accounts payable and accrued expenses	$76,561	$135,718

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the unaudited condensed consolidated financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026.

Note 2 – Going Concern and Management’s Plans

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

As of March 31, 2026, the Company had cash of approximately $0.3 million and a working capital deficit of approximately $14.1 million. During the three months ended March 31, 2026, the Company incurred a net loss of approximately $1.8 million and used cash in operations of approximately $0.8 million. The Company has an accumulated deficit of approximately $139.4 million as of March 31, 2026.

The Company has not yet achieved profitability and expects to continue to incur cash outflows from operations. It is expected that significant research and development and general and administrative expenses will continue to be incurred, and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. Consequently, the Company will be required to raise additional funds through equity or debt financing. Management believes that the Company has access to capital resources and continues to evaluate additional financing opportunities; however, there can be no assurance that it will be successful in securing additional capital or that the Company will be able to obtain funds on commercially acceptable terms, if at all. There is also no assurance that the amount of funds the Company might raise will enable the Company to complete its development initiatives or attain profitable operations. The aforementioned conditions raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these financial statements.

Note 3 – Summary of Significant Accounting Policies

Since the date the Company’s December 31, 2025 financial statements were issued in its 2025 Annual Report on Form 10-K, there have been no material changes to the Company’s significant accounting policies.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, including warrants, share based compensation, and convertible notes, as well as valuation allowances for deferred tax assets. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

Convertible Notes and Warrants Valuation

The Company accounts for its Convertible Notes under the fair value option (“FVO”) pursuant to ASC 825, Financial Instruments, having elected the FVO because the Convertible Notes contain embedded features that would otherwise require bifurcation under ASC 815. The Company accounts for the freestanding Warrants issued together with the Convertible Notes as liabilities pursuant to ASC 480, Distinguishing Liabilities from Equity. The Convertible Notes and Warrants are measured at fair value on the date of issuance and remeasured at fair value at each reporting date, with changes in fair value recorded within non-operating other income or expense in the consolidated statements of operations, except that the portion of the change in fair value of the Convertible Notes attributable to instrument-specific credit risk is presented in other comprehensive income or loss pursuant to ASC 825-10-45-5. The fair value of the Convertible Notes and Warrants is determined using a Probability Weighted Expected Return Method (PWERM) in combination with Monte-Carlo simulations that classify both instruments within Level 3 of the fair value hierarchy due to the use of significant unobservable inputs. Key assumptions may include the risk-free rate, expected term, expected stock price volatility, expected credit risk, and management’s assumptions regarding the probabilities of various events occurring. Issuance costs allocable to the Convertible Notes and Warrants are expensed as incurred because ASC 825 and ASC 480 do not permit the deferral of transaction costs for instruments carried at fair value through earnings or classified as liabilities, respectively. See Note 9 – Fair Value Measurement for additional details regarding the valuation techniques and assumptions used in valuing Level 3 inputs.

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

The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share because to do so would be anti-dilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Warrants [1]	6,911,773	3,852,258
Convertible notes [2]	6,304,795	-
Warrant liabilities [3]	2,777,778	-
Options	387,328	9,603
Series A Convertible Preferred Stock	72	72
Series B Convertible Preferred Stock	2,067	2,067
Total potentially dilutive shares	16,383,812	3,864,000

[1]	As part of the InflamaCORE, LLC license agreement, warrants to purchase 342 shares of common stock are to be issued upon the satisfaction of certain milestones and, accordingly, are not included in the amount currently reported.
[2]	The Convertible Notes have embedded conversion options that result in the automatic issuance of common stock upon the consummation of certain qualifying transactions. The conversion price is a function of the implied common stock price associated with the qualifying transaction. For the purpose of disclosing the potentially dilutive securities in the table above, we used the number of shares of common stock issuable if a qualifying transaction occurred with an implied common stock price of $0.16, derived from a 20% discount to the fair value of the common stock of $0.20 per share as of March 31, 2026.
[3]	The Warrant Liabilities have an exercise price derived as function of the implied common stock price upon the consummation of certain qualifying transactions or VWAP. For the purpose of disclosing the potentially dilutive securities in the table above, we used the number of shares of common stock issuable if a qualifying transaction occurred with an implied common stock price of $0.18 per share, derived from a 10% discount to the fair value of the common stock of $0.20 per share as of March 31, 2026.

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

Sequencing Policy

As a result of the issuance of common stock purchase warrants on February 27, 2026 that are exercisable into the Company’s common stock at a variable exercise price with no floor (see Note 8 – Stockholders’ (Deficit) Equity – Stock Warrants for details), the Company adopted a sequencing policy under ASC 815-40-35, because the Company is unable to determine it has sufficient authorized shares as a result of these warrants having a potentially indeterminable number of shares. Under the Company’s sequencing policy, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, the issuance of securities to the Company’s employees or directors is not subject to the sequencing policy.

Vendor Concentration

As of March 31, 2026 and December 31, 2025, accounts payable to one vendor accounted for 56%, related to research and development. The Company relies on this vendor to perform critical research and development.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies and reorganizes interim reporting disclosure requirements by introducing a disclosure principle that requires entities to disclose significant events and changes in circumstances that occur during interim periods. The amendments are intended to improve the consistency, usefulness, and understandability of interim financial reporting by focusing disclosures on matters that are material to an understanding of the entity’s financial position, cash flows, and results of operations. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that adoption of this ASU will have on its condensed consolidated financial statements and related disclosures.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Reclassifications

Certain prior year balances have been reclassified in order to conform to current year presentation. These reclassifications had no effect on previously reported results of operations or loss per share.

Note 4 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Payroll accrual	$1,593,775	$1,343,382
Accrued interest from disputed vendor invoice	911,783	780,539
Bonus accrual	700,688	536,500
Accrued issuable equity	85,366	57,195
Other accrued expenses	4,369	1,969
Registration delay liability	7,261	7,261
Total accrued expenses and other current liabilities	$3,303,242	$2,726,846

Note 5 – Convertible Notes

On February 27, 2026, the Company entered into separate Securities Purchase Agreements (the “Securities Purchase Agreements”) with certain accredited investors (the “Purchasers”), pursuant to which the Company issued and sold to the Purchasers convertible promissory notes in an aggregate principal amount of $1.0 million (the “Convertible Notes”) and Series A-4 Common Stock Purchase Warrants (the “Warrants”) to purchase shares of the Company’s common stock. The Convertible Notes bear interest at a rate of 10% per annum (the “Interest Rate”), compounded annually, with interest accruing on the unpaid principal amount and payable on February 27, 2027 (the “Maturity Date”). Upon an event of default, interest accrues at 22% per annum (the “Default Interest Rate”), compounded annually, reverting to the Interest Rate upon remediation of default or written waiver at the election of the Purchasers. The Company may prepay the Convertible Notes in whole or in part at any time without premium or penalty.

Additionally, the Securities Purchase Agreements contain customary representations, warranties, and covenants of the Company and the Purchasers. The Company has agreed to certain covenants, including (i) within six months of the issuance date, filing a resale registration statement covering the shares of common stock issuable upon conversion of the Convertible Notes, (ii) within 30 days of August 26, 2026, filing a resale registration statement covering the shares of common stock issuable upon Warrant exercise, (iii) restrictions on redemption of, or payment of dividends on, the Company’s securities while the Convertible Notes or Warrants are outstanding, and (iv) restrictions on variable rate transactions while the Convertible Notes are outstanding. Upon the occurrence and during the continuance of an event of default, (i) interest on the Convertible Notes would accrue at the Default Interest Rate of 22% per annum, compounded annually, in lieu of the 10% Interest Rate, and (ii) the Purchasers would be entitled, at their election, to accelerate and demand immediate repayment of all outstanding principal, accrued interest, and other amounts then payable under the Convertible Notes. In addition, if the Company fails to deliver conversion shares within the required share delivery deadline following a conversion notice, or if a resale registration statement covering the conversion shares is not effective and available when required, the Company would be obligated to pay the applicable Purchaser a cash amount equal to 2% per month of the value of the conversion shares not timely delivered, subject to an aggregate cap of 10% of the value of such shares, and the Purchaser would have the right to void its conversion notice and pursue other remedies available at law or in equity. As of March 31, 2026, no event of default had occurred under the Convertible Notes and no penalty amounts had been incurred or paid. See Note 8 – Stockholders’ Equity for additional information on the Warrant Liabilities, including certain terms defined therein.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Upon the issuance of equity securities pursuant to which the Company receives aggregate gross proceeds of at least $15.0 million (a “Qualified Offering”), the Convertible Notes will automatically convert into the same equity securities issued in such Qualified Offering at a conversion price equal to 80% of the price per share paid in the Qualified Offering. Further, at the earlier of (i) six months after the date of issuance (on or after August 26, 2026) or (ii) an event of default, the Purchasers may elect, by delivering a written conversion notice, to convert all or any portion of outstanding principal and accrued interest into common stock at a conversion price equal to 80% of the lowest daily volume-weighted average price (“VWAP”) of the common stock during the 10 trading days prior to delivery of a conversion notice. This conversion price is subject to a floor price of $0.02 per share (the “Floor Price”). If the conversion price on any conversion date would be less than the Floor Price, the Company shall issue the number of conversion shares equal to the notional amount divided by the Floor Price, and additionally pay the Purchasers a cash amount equal to the share shortfall multiplied by the lowest VWAP on the date immediately preceding the delivery of a conversion notice (the “Floor Price True-Up”). Upon delivery of a conversion notice, the Company may elect to instead repay all outstanding principal and accrued interest in cash.

The Company determined that the Convertible Notes contained (i) an automatic redemption feature pursuant to which the conversion price is equal to the price per share in a Qualified Offering with a 20% discount which required bifurcation, (ii) a holders’ conversion option pursuant to which the conversion price is equal to 80% of the lowest daily VWAP of common stock during the 10 trading days prior to delivery of a conversion notice, and subject to the Floor Price True-Up, which may require a combination of net share and cash settlement, which required bifurcation, (iii) an issuer’s election to cash settle upon holders’ written notices to convert which did not require bifurcation, and (iv) an automatic conversion pursuant to and upon a change of control which did not require bifurcation.

As a result of the embedded features on the Convertible Notes that required bifurcation, the Company elected the fair value option (“FVO”) for fair value measurement of the Convertible Notes, which was determined to equal $1,200,000 in the aggregate as of March 31, 2026. The FVO eliminates the requirement to separately bifurcate any of the embedded features because the FVO implicitly reflects the economics of all embedded features without requiring bifurcation. See Note 9 – Fair Value Measurement for additional details regarding the valuation techniques and assumptions used in valuing Level 3 inputs.

Note 6 – Income Taxes

The tax provisions for the three months ended March 31, 2026 and 2025 were computed using the estimated effective tax rates applicable to the taxable jurisdictions for the full year. The Company’s tax rate is subject to management’s quarterly review and revision, as necessary. The Company’s effective tax rate was 0.00% for the three months ended March 31, 2026 and 2025, because the Company has significant net deferred tax assets, including those associated with net operating losses, that are subject to a full valuation allowance.

Note 7 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records contingent liabilities resulting from such claims, if any, when a loss is assessed to be probable and the amount of the loss is reasonably estimable.

Disputed Vendor Invoices

On June 30, 2024 and July 1, 2024, the Company received two invoices from a vendor in the amounts of $923,880 and $144,300, respectively. The June 30, 2024 invoice represents retroactive interest on invoices going back to September 30, 2022. The July 1, 2024 invoice included miscellaneous unsupported charges performed over the past several years. On August 1, 2024, ZyVersa management sent the vendor a letter disputing the interest and unsupported charges and has requested the vendor to rescind each of them. Although the Company has requested the vendor to rescind the retroactive interest on invoices, the Company believes that in accordance with the agreement, the vendor can legally charge the Company interest from the point they were notified of the vendor’s intent to charge interest. As such, the Company began accruing interest starting on July 1, 2024, and accordingly, has recorded $911,783 and $780,539 within accrued expenses and other current liabilities on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively. The Company has accounted for the unaccrued interest and unsupported charges of $1,068,180 as a loss contingency and because the liability is not deemed probable, it has not been recorded as a liability in the condensed consolidated balance sheet as of March 31, 2026 or December 31, 2025.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

On April 15, 2026, the Company received four additional invoices from the vendor totaling $117,525. These invoices stated that they represented work completed between 2019 and 2020, but the vendor didn’t provide support for the charges. The Company plans to dispute these charges within thirty days as per the agreement. The Company does not believe these charges are supported and therefore the liability is not deemed probable and has not been recorded as a liability in the condensed consolidated balance sheet as of March 31, 2026.

Operating Leases

On January 18, 2019, the Company entered into a lease agreement for approximately 3,500 square feet of office space in Weston, Florida for a term of five years. Under the lease agreement, the annual base rent, which excludes the Company’s share of taxes and operating costs, was approximately $89,000 for the first year and has increased approximately 3% every year thereafter. On January 15, 2024, the Company extended the lease for an additional year for a total annual base rent lease commitment of $112,064. On January 9, 2025, the Company extended the lease for an additional year for a total base rent lease commitment of approximately $120,819. The Company used the short-term lease practical expedient which permits the Company to not capitalize leases with a term equal to or less than 12 months. The lease agreement ended on January 31, 2026 and it was not extended. The Company is currently operating without any formal designated office space.

The Company recognized rent expense in connection with its operating lease for the three months ended March 31, 2026 and 2025 of $19,845 and $44,196, respectively.

Note 8 – Stockholders’ (Deficit) Equity

Equity Purchase Agreement

On June 24, 2025, the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with Williamsburg Venture Holdings, LLC (the “Purchaser”), whereby the Company has the right, but not the obligation, to sell to the Purchaser, and the Purchaser is obligated to purchase, up to an aggregate of $10.0 million of shares (the “ELOC Shares”) of the Company’s common stock. The term of the Purchase Agreement is the earlier of June 24, 2027, or the date on which the Purchaser has purchased ELOC Shares for an aggregate purchase price of $10.0 million. The Company has also agreed to issue to the Purchaser 426,829 shares common stock (“Commitment Shares”), which will be issued on a pro rata basis as the Company draws down ELOC shares, with any remaining shares to be issued upon termination. The fair value of the Commitment Shares on the date of the Purchase Agreement of $265,957 was established as accrued issuable equity and was expensed, along with approximately $74,000 of additional issuance costs. The Company recorded the change in fair value of this equity payable of $28,171 during the three months ended March 31, 2026. No shares have been purchased as of March 31, 2026.

Stock-Based Compensation

For the three months ended March 31, 2026 the Company recorded stock-based compensation expense of $55,872 (of which, $0 was included in research and development and $55,872 was included in general and administrative expense) related to options issued to employees and consultants. For the three months ended March 31, 2025 the Company recorded stock-based compensation expense of $72,291 (of which, $15,447 was included in research and development and $56,844 was included in general and administrative expense) related to options issued to employees and consultants. As of March 31, 2026 there was $152,444 of unrecognized stock-based compensation expense, which the Company expects to recognize over a weighted average period of 1.9 years.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

Stock Options

A summary of the option activity for the three months ended March 31, 2026 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value

Outstanding, January 1, 2026	387,357	$55.67
Granted	-	-
Exercised	-	-
Expired	(29)	1,760.50
Outstanding, March 31, 2026	387,328	$55.25	9.2	$-

Exercisable, March 31, 2026	8,123	$2,583.71	4.9	$-

The following table presents information related to stock options as of March 31, 2026:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.59	377,964	-	-
$152.50	4,157	7.1	2,916
$738.50	286	6.8	286
$791.00	38	6.9	38
$1,760.50	1,031	1.0	1,031
$3,965.50	37	6.3	37
$4,053.00	2,095	3.0	2,095
$5,726.00	1,720	5.2	1,720
	387,328	4.9	8,123

Stock Warrants

On February 27, 2026, in connection with the Securities Purchase Agreements with the Purchasers, the Company issued warrants (“Warrant Liabilities”) to purchase shares of the Company’s common stock, par value $0.0001 per share, with an aggregate fair value of $144,000. The Warrants are exercisable beginning on the six-month anniversary of their issuance, on or after August 26, 2026 (the “Initial Exercise Date”), and expire on the five-year anniversary of the issuance date, on February 27, 2031 (the “Expiration Date”). The exercise price of the Warrant Liabilities is equal to (i) 110% of the price per share paid in a Qualified Offering that occurs by the Initial Exercise Date, or (ii) 110% of the VWAP for the five-trading-day period beginning on the 181st day and ending on the 185th day after the issuance date if a Qualified Offering has not occurred by the Initial Exercise Date. The variable exercise price for the Warrants results in there being no floor for the exercise price if the exercise price is determined in the absence of a Qualified Offering, which creates the potential for an indeterminable number of shares underlying the Warrants. Accordingly, the Company was required to adopt a sequencing policy during the three months ended March 31, 2026 (see Note 3 – Summary of Significant Accounting Policies – Sequencing Policy).

The Warrant Liabilities contain standard anti-dilution adjustments, including adjustments for stock dividends, stock splits, and registration right requirements. Further, upon any merger or consolidation, sale of all or substantially all assets, or transaction resulting in acquisition of more than 50% of outstanding voting power (a “Fundamental Transaction”), the Purchasers may elect to (a) exercise the Warrant Liabilities to be settled in the same form of consideration receivable by common stockholders (the “Alternate Consideration”), or (b) require the Company to repurchase the Warrant Liabilities for cash. Either election provides for settlement amounts equal to the Black-Scholes Value which is computed using a Black-Scholes Option Pricing Model with inputs as follows: (A) U.S. Treasury risk-free rate from announcement to the termination date; (B) 100-day historical volatility (Bloomberg HVT, 365-day basis) as of the trading day following announcement; (C) per-share consideration (cash and non-cash) in the Fundamental Transaction; (D) remaining option time from announcement to the termination date; and (E) zero annual rate of dividends. The exercise price used to compute the Black-Scholes Value is equal to the share price in a Fundamental Transaction.

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

The Company determined that the Warrants should be classified as liabilities in accordance with ASC 480-10-25-14(a) for instruments that an issuer must or may settle by issuing a variable number of shares and based on a fixed monetary amount known at inception. The Warrants contain certain adjustments to the settlement amount based on an exercise price equal to 110% of the price per share in a Qualified Offering or VWAP that do not meet the criteria for equity treatment. The liability classification under ASC 480 is determinative and did not require further evaluation under ASC 815. As a result, the Warrants were measured at fair value on the date of issuance and changes in fair value are recorded in non-operating other income or losses in the condensed consolidated statements of operations. See Note 3 – Summary of Significant Accounting Policies and Note 9 – Fair Value Measurement for additional details regarding the valuation techniques and assumptions used in valuing Level 3 inputs.

On March 7, 2025, the Company closed on a private placement (the “Private Placement”) with an institutional investor, pursuant to which the Company sold pre-funded warrants (the “March 2025 Pre-Funded Warrants”) to purchase 2,105,265 shares of common stock and Series A-3 common warrants (the “March 2025 Common Warrants”) to purchase 2,105,265 shares of common stock at a combined purchase price of $0.9499 which resulted in gross proceeds of approximately $2.0 million. In addition, the Company and the investor entered into an amendment to certain November 5, 2024 common share purchase warrants to reduce the exercise price of certain outstanding warrants to purchase 957,200 shares of common stock from $2.06 per share to $1.00 per share. The $53,890 incremental fair value of the modified warrants as compared to the original warrants was recognized as an additional issuance cost of the Private Placement. The March 2025 Common Warrants became exercisable upon stockholder approval on June 11, 2025 for a term of five years and had an exercise price of $1.00 per share. In 2025, all March 2025 Pre-Funded Warrants were exercised. Total cash issuance costs were $290,317, including $199,863 of placement fees, $64,312 of legal fees, and $26,142 of other costs.

Note 9 – Fair Value Measurement

The aggregate fair value of the Convertible Notes and Warrant Liabilities issued and sold pursuant to the Securities Purchase Agreement on February 27, 2026 was equal to $1,344,000. Generally, the fair value of instruments sold in an arm’s length transaction equals total proceeds, however, in rare circumstances in which freestanding instruments are issued and liability classified, the aggregate fair value of such instruments may exceed total proceeds resulting in a day-1 gain or loss recorded in non-operating other income or loss. As such, the Company recognized a day-one fair value option loss on convertible notes of $344,000, which represents the excess of fair value over total proceeds, in non-operating other expense in the Company’s statement of operations during the three months ended March 31, 2026. Issuance costs in connection with the Securities Purchase Agreements in aggregate of $51,791 were expensed as incurred during the three months ended March 31, 2026.

Convertible Notes

The Company determined that the Convertible Notes should be accounted for as Level 3 FVO-elected liabilities and carried at their fair value computed using a combination of the Probability Weighted Expected Return Method (PWERM) and Monte-Carlo simulations that consider three scenarios: a Qualified Offering occurring by August 27, 2026, a Qualified Offering occurring by February 27, 2027, and no Qualified Offering occurring. The Convertible Notes are therefore classified within Level 3 of the fair value hierarchy because the inputs include significant unobservable credit risk inputs used in the PWERM, and summarized in the table below:

	As of
	February 27, 2026	March 31, 2026
Selected credit rating	CCC	CCC
Selected credit spread	9.56%	9.95%
Private placement premium	0.50%	0.50%
Security-specific risk premium	25.00%	25.00%

ZYVERSA THERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2026, the Company did not record any amounts in other comprehensive income (loss) attributable to instrument-specific credit risk. Additional significant unobservable inputs used in the Monte-Carlo simulations are summarized in the table below:

	As of
	February 27, 2026	March 31, 2026
Risk-free interest rate	3.48%	3.62%
Expected term (years)	1.00	0.91
Expected volatility	40.00%	40.00%
Market yield (discount rate)	38.50%	39.00%

The following table sets forth a summary of the changes in the fair value of Level 3 Convertible Notes that are measured at fair value on a recurring basis during the three months ended March 31, 2026:

Beginning balance as of February 27, 2026	$1,200,000
Change in fair value of convertible notes	-
Ending balance as of March 31, 2026	$1,200,000

Warrant Liabilities

The Company determined that the Warrant Liabilities should be accounted for as Level 3 ASC 480 liabilities and carried at their fair value computed using a Monte Carlo simulation that considered a Qualified Offering scenario and a no Qualified Offering scenario. The Warrant Liabilities are therefore classified within Level 3 of the fair value hierarchy because the inputs include significant unobservable inputs used in the Monte Carlo simulations, summarized in the table below:

	As of
	February 27, 2026	March 31, 2026
Risk-free interest rate	3.51%	3.78%
Expected term (years)	5.00	4.91
Expected volatility	40.00%	40.00%
Market yield (discount rate)	38.50%	39.00%

The following table sets forth a summary of the changes in the fair value of Level 3 Warrant Liabilities that are measured at fair value on a recurring basis during the three months ended March 31, 2026:

Beginning balance as of February 27, 2026	$144,000
Change in fair value of warrant liabilities	(16,000)
Ending balance as of March 31, 2026	$128,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ZyVersa Therapeutics, Inc. (the “Company,” “we,” “us” or “our”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025 and for the year then ended, which are included in the Form 10-K (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” in our Annual Report, and other factors that we may not know. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements above, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

Financial Operations Overview

We have not generated any revenue to date and have incurred significant operating losses. Our net losses were $1.8 million for the period from January 1, 2026 through March 31, 2026, compared to $2.3 million for the period from January 1, 2025 through March 31, 2025. As of March 31, 2026, we had an accumulated deficit of approximately $139.4 million and cash of $0.3 million. We expect to continue to incur significant expenses for the foreseeable future and to incur operating losses. We expect our expenses will increase in connection with our ongoing activities as we:

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

Comparison of the three months ended March 31, 2026 and the three months ended March 31, 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and for the three months ended March 31, 2025.

	For the Three Months Ended		Favorable
	March 31,		(Unfavorable)
(in thousands)	2026	2025	$ Change	% Change
Operating expenses:
Research and development	$58	$259	$201	77.6%
General and administrative	1,247	1,886	639	33.9%
Total Operating Expenses	1,305	2,145	840	39.2%

Loss from Operations	(1,305)	(2,145)	840	39.2%

Other Expense, Net	489	112	(377)	(100.0%)

Net loss	$(1,794)	$(2,257)	$1,217	53.9%

Research and Development Expenses

Research and development expenses were $58 thousand for the three months ended March 31, 2026, a decrease of $201 thousand or 77.6% from the three months ended March 31, 2025. The decrease is attributable to lower research and development payroll costs of $138 thousand due to the retirement of the Chief Medical Officer in October of 2025, lower manufacturing costs of $32 thousand, lower pre-clinical costs of $14 thousand, and lower research and development consultant costs of $17 thousand due to the pause of VAR 200 study.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended March 31, 2026, a decrease of $639 thousand or 33.9% from the three months ended March 31, 2025. The decrease is primarily attributable to a decrease of $348 thousand in professional fees due to fewer SEC registrations and lower Nasdaq and patent legal fees, a decrease in marketing fees of $244 thousand due to lower investor relations expense, and a $47 thousand decrease in state franchise tax due to decrease in estimated liability.

Other (Income) Expense, Net

Other (income) expense, net was $489 thousand for the three months ended March 31, 2026, an increase of $377 thousand from the three months ended March 31, 2025. The increase in expense is primarily attributable to a $344 thousand fair value option loss on convertible notes, a $35 thousand increase from a mark-to-market adjustment in the fair value of equity payable offset by a $16 thousand change in fair value of warrant liabilities due to change in stock price, and a $13 thousand increase in interest expense.

Cash Flows

The following table summarizes our cash flows from operating and financing activities for the three months ended March 31, 2026 and for the three months ended March 31, 2025:

	For the Three Months Ended
	March 31,		Increase
(in thousands)	2026	2025	(decrease)
Net cash provided by (used in)
Operating activities	$(799)	$(1,772)	$973
Financing activities	1,000	1,853	(853)
Net Increase (Decrease) in Cash	$201	$81	$120

Cash Flows from Operating Activities

Net cash used in operating activities was $0.8 million and $1.8 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, the net cash used in operating activities was primarily attributable to the net loss of approximately $1.8 million and $2.3 million, respectively, offset by $0.4 million and $0.2 million, respectively, of net non-cash expenses, and approximately $0.6 million and $0.3 million, respectively, of cash generated from (used for) changes in the levels of operating assets and liabilities, respectively.

Net Cash Provided By Financing Activities

Net cash provided by financing activities was $1.0 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. Cash provided by financing activities during the three months ended March 31, 2026 represented proceeds from a $1.0 million convertible note and warrants. Cash provided by financing activities during the three months ended March 31, 2025 represented proceeds of $2.0 million from the private placement of pre-funded warrants and warrants offset by $0.1 million of cash registration and issuance costs associated with the warrant issuance.

Liquidity and Capital Resources

The following table summarizes our total current assets, liabilities and working capital deficiency at March 31, 2026 and 2025, respectively:

	March 31,	December 31,
(in thousands)	2026	2025
Current Assets	$742	$348
Current Liabilities	$14,867	$12,735
Working Capital Deficiency	$(14,125)	$(12,387)

Since our inception in 2014 through March 31, 2026, we have not generated any revenue and have incurred significant operating losses and negative cash flows from our operations. Based on our current operating plan, we expect our cash of $0.3 million as of March 31, 2026 will only be sufficient to fund our operating expenses and capital expenditure requirements on a month-to-month basis. It is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control.

Going Concern

Since inception we have been engaged in organizational activities, including raising capital and research and development activities. We have not generated revenues and have not yet achieved profitable operations, nor have we ever generated positive cash flow from operations. There is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. We are subject to those risks associated with any pre-clinical stage pharmaceutical company that has substantial expenditures for research and development. There can be no assurance that our research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, we operate in an environment of rapid technological change and are largely dependent on the services of our employees and consultants. Further, our future operations are dependent on the success of our efforts to raise additional capital. These uncertainties raise substantial doubt about our ability to continue as a going concern for 12 months after the issuance date of our financial statements. The accompanying financial statements have been prepared on a going concern basis. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern, which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. We incurred a net loss of $1.8 million for the three months ended March 31, 2026 and had an accumulated deficit of $139.4 million on March 31, 2026. We anticipate incurring additional losses until such time, if ever, that we can generate significant revenue from our product candidates currently in development. Our primary source of capital has been the issuance of debt and equity securities. We believe that current cash is only sufficient to fund operations and capital requirements on a month-to-month basis. Additional financing will be needed by us to fund our operations, to complete development of and to commercially develop our product candidates. There is no assurance that such financing will be available when needed or on acceptable terms.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2026 that will affect our future liquidity. Based on our current operating plan, we plan to satisfy the obligations identified below from our current cash balance and future financing.

Cash requirements for our current liabilities as of March 31, 2026 include approximately $13.5 million for accounts payable and accrued expenses and approximately $1.3 million for convertible debt and warrant liabilities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company”, we are not required to provide information required by this Item. However, investors are encouraged to review our current risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Insider Trading Plans

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2023).
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 25, 2024).
3.4	Second Amended and Restated Bylaws of ZyVersa Therapeutics, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
3.5	Certificate of Designation relating to the Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2022).
4.1	Form of Series A-4 Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2026).
10.1#	Securities Purchase Agreement, dated February 26, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2026).
10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS**	XBRL Inline Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101).

* Filed herewith.

** Furnished herewith.

# The schedules (and similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule (or similar attachment) to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 13, 2026	By:	/s/ Stephen C, Glover
Stephen C. Glover
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2026	By:	/s/ Peter Wolfe
Peter Wolfe
Chief Financial Officer
(Principal Financial and Accounting Officer)

